Form 10-Q
period 2024-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2024-04-25
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of April 22, 2024, there were 57,754,106 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	March 31, 2024	December 31, 2023
ASSETS
Utility plant:
Utility plant	$5,022,535	$4,925,483
Less accumulated depreciation and amortization	(1,174,013)	(1,152,228)
Net utility plant	3,848,522	3,773,255
Current assets:
Cash and cash equivalents	42,814	39,591
Restricted cash	45,449	45,375
Receivables:
Customers, net	51,346	59,349
Regulatory balancing accounts	56,125	64,240
Other, net	18,074	16,431
Unbilled revenue, net	28,769	36,999
Materials and supplies	16,934	16,170
Taxes, prepaid expenses, and other assets	23,615	18,130
Total current assets	283,126	296,285
Other assets:
Regulatory assets	384,501	257,621
Goodwill	37,039	37,039
Other	227,646	231,333
Total other assets	649,186	525,993
TOTAL ASSETS	$4,780,834	$4,595,533
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 57,754 and 57,724 outstanding on March 31, 2024 and December 31, 2023, respectively	$578	$577
Additional paid-in capital	876,894	876,583
Retained earnings	603,326	549,573
Accumulated other comprehensive loss	(13,366)	—
Noncontrolling interests	3,405	3,579
Total equity	1,470,837	1,430,312
Long-term debt, net	1,052,099	1,052,768
Total capitalization	2,522,936	2,483,080
Current liabilities:
Current maturities of long-term debt, net	1,176	672
Short-term borrowings	280,000	180,000
Accounts payable	119,839	157,305
Regulatory balancing accounts	16,644	21,540
Accrued interest	18,332	6,625
Accrued expenses and other liabilities	71,892	64,197
Total current liabilities	507,883	430,339
Deferred income taxes	369,600	352,762
Regulatory liabilities and other	809,165	760,493
Pension	83,252	82,920
Advances for construction	197,955	199,448
Contributions in aid of construction	290,043	286,491
Commitments and contingencies (Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$4,780,834	$4,595,533

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating revenue	$270,749	$131,100
Operating expenses:
Operations:
Water production costs	64,185	55,008
Administrative and general	35,596	35,986
Other operations	26,925	16,604
Maintenance	8,010	7,978
Depreciation and amortization	32,844	29,915
Income tax expense (benefit)	15,538	(5,644)
Property and other taxes	9,757	8,777
Total operating expenses	192,855	148,624
Net operating income (loss)	77,894	(17,524)
Other income and expenses:
Non-regulated revenue	5,098	4,623
Non-regulated expenses	(1,954)	(2,275)
Other components of net periodic benefit credit	3,273	5,221
Allowance for equity funds used during construction	1,742	1,404
Income tax expense on other income and expenses	(1,321)	(1,794)
Net other income	6,838	7,179
Interest expense:
Interest expense	15,800	12,818
Allowance for borrowed funds used during construction	(758)	(829)
Net interest expense	15,042	11,989
Net income (loss)	69,690	(22,334)
Net loss attributable to noncontrolling interests	(227)	(123)
Net income (loss) attributable to California Water Service Group	$69,917	$(22,211)
Earnings (loss) per share:
Basic	$1.21	$(0.40)
Diluted	$1.21	$(0.40)
Weighted average shares outstanding:
Basic	57,733	55,666
Diluted	57,774	55,666

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$69,690	$(22,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,401	30,433
Change in value of life insurance contracts	(1,667)	(1,641)
Allowance for equity funds used during construction	(1,742)	(1,404)
Changes in operating assets and liabilities:
Receivables and unbilled revenue	21,523	17,089
Accounts payable	(20,043)	(11,230)
Other current assets	(6,028)	(1,342)
Other current liabilities	17,409	10,024
Other changes in noncurrent assets and liabilities	(86,028)	1,375
Net cash provided by operating activities	26,515	20,970
Investing activities:
Utility plant expenditures	(109,806)	(81,980)
Life insurance proceeds	1,426	—
Purchase of life insurance contracts	(1,426)	—
Asset acquisitions	—	(102)
Net cash used in investing activities	(109,806)	(82,082)
Financing activities:
Short-term borrowings, net of debt issuance costs of $0 for 2024 and $1,552 for 2023	170,000	93,448
Repayment of short-term borrowings	(70,000)	(35,000)
Repayment of long-term debt	(206)	(214)
Advances and contributions in aid of construction	4,522	3,696
Refunds of advances for construction	(2,351)	(2,248)
Repurchase of common stock	(1,142)	(1,542)
Issuance of common stock	769	18,842
Dividends paid	(16,164)	(14,456)
Others	1,160	—
Net cash provided by financing activities	86,588	62,526
Change in cash, cash equivalents, and restricted cash	3,297	1,414
Cash, cash equivalents, and restricted cash at beginning of period	84,966	85,025
Cash, cash equivalents, and restricted cash at end of period	$88,263	$86,439
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$3,359	$1,578
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$37,498	$42,038
Utility plant contribution by developers	$8,417	$7,032

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2024
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
 Basis of Presentation
The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. Interim financial information includes the Company’s accounts and those of its wholly and non-wholly owned subsidiaries. The non-wholly owned subsidiary was consolidated using the voting interest model as the Company owns a majority of the non-wholly owned subsidiary’s voting interests. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 29, 2024.
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
Noncontrolling Interests
Noncontrolling interests in the Company’s condensed consolidated financial statements represents the 7.4% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 7.4% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the Condensed Consolidated Balance Sheet and as net loss attributable to noncontrolling interests in the Condensed Consolidated Statement of Operations. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income (loss) attributable to California Water Service Group excludes the net loss attributable to the noncontrolling interests.

Note 2. Summary of Significant Accounting Policies
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenue from contracts with customers	$154,900	$145,225
Regulatory balancing account revenue	115,849	(14,125)
Total operating revenue	$270,749	$131,100
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
Contract terms are generally short-term and at will by customers and, as a result, no separate financing component is recognized for the Company’s collections from customers, which generally require payment within 30 days of billing. The Company applies judgment, based principally on historical payment experience, in estimating its customers’ ability to pay.
Certain customers are not billed for volumetric consumption, but are instead billed a flat rate at the beginning of each monthly service period. The amount billed is initially deferred and subsequently recognized over the monthly service period, as the performance obligation is satisfied. The deferred revenue balance or contract liability, which is included in “accrued expenses and other liabilities” on the unaudited Condensed Consolidated Balance Sheets, is inconsequential.

In the following table, revenue from contracts with customers is disaggregated by class of customers for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Residential	$92,492	$84,035
Business	34,549	31,974
Multiple residential	16,869	14,997
Industrial	6,640	5,634
Public authorities	6,962	6,425
Other (a)	(2,612)	2,160
Total revenue from contracts with customers	$154,900	$145,225
(a) Other includes accrued unbilled revenue
Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC). For certain revenue mechanisms, the Company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. These mechanisms include the Monterey-Style Water Revenue Adjustment Mechanism (MWRAM) which was approved in Cal Water’s most recent General Rate Case (GRC) filing in July 2021 (2021 GRC) in March of 2024. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The MWRAM is effective retroactive to January 1, 2023. In the first quarter of 2024, the Company recorded $31.1 million of revenue for the MWRAM.
These mechanisms also include the Water Revenue Adjustment Mechanism (WRAM) which decoupled revenue from the volume of the sales and allowed the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts was recorded as regulatory balancing account revenue. The WRAM concluded on December 31, 2022; however, the Company has a net WRAM receivable balance for which the Company continues to defer revenue recognition for amounts estimated to be collected beyond 24 months following the end of the accounting period. The Company intends to apply the proceeds from the California Extended Water and Wastewater Arrearages Payment Program (Extended Program) to eligible customer WRAM balances.
Regulatory balancing accounts also include revenue that is recognized for balancing and memorandum accounts when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. As a result of the delay in the approval of the 2021 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an Interim Rates Memorandum Account (IRMA) effective January 1, 2023. Variances between actual customer billings and those that would have been billed assuming the 2021 GRC had been implemented on January 1, 2023 are recorded as regulatory balancing account revenue. The 2021 GRC was approved in March of 2024 and final authorized rates have not yet been implemented as of March 31, 2024; as a result, Cal Water calculated and recorded this difference for all of 2023 and the first three months of 2024. Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities. In the first quarter of 2024, the Company recorded $80.7 million of revenue for the IRMA.

Non-Regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating and maintenance revenue	$3,248	$3,235
Other non-regulated revenue	1,229	782
Non-regulated revenue from contracts with customers	4,477	4,017
Lease revenue	621	606
Total non-regulated revenue	$5,098	$4,623

Operating and maintenance services are provided for non-regulated water and wastewater systems owned by private companies and municipalities. The Company negotiates formal agreements with the customers under which the Company provides operating, maintenance and customer billing services related to the customers’ water system. The formal agreements outline the fee schedule for the services provided. The agreements typically call for a fee-per-service or a flat-rate amount per month. The Company satisfies its performance obligation of providing operating and maintenance services over time as services are rendered; as a result, the Company employs the invoice practical expedient and recognizes revenue in the amount that it has the right to invoice. Contract terms are generally short-term and, as a result, no separate financing component is recognized for its collections from customers, which generally require payment within 30 days of billing.
Other non-regulated revenue primarily relates to services for the design and installation of water mains and other water infrastructure for customers outside the regulated service areas and insurance program administration.
Lease revenue is not considered revenue from contracts with customers and is recognized following operating lease standards. The Company is the lessor in operating lease agreements with telecommunications companies under which cellular phone antennas are placed on the Company’s property.
Allowance for Credit Losses
The Company measures expected credit losses for Customer Receivables, Other Receivables, and Unbilled Revenue on an aggregated level. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. The expected credit losses for Other Receivables and Unbilled Revenue are inconsequential. Customer receivables include receivables for water and wastewater services provided to residential customers, business, industrial, public authorities, and other customers. The expected credit losses for business, industrial, public authorities, and other customers are inconsequential. The overall risks related to the Company’s receivables are low as water and wastewater services are seen as essential services. The estimate for the allowance for credit losses is based on a historical loss ratio, in conjunction with a qualitative assessment of elements that impact the collectability of receivables to determine if the allowance for credit losses should be further adjusted in accordance with the accounting guidance for credit losses. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, payment options and programs available to customers, and the methods that the Company is able to use to ensure payment.
The Company reviews its allowance for credit losses utilizing a quantitative assessment, which includes a trend analysis of customer billings and collections, agings by customer class, and unemployment rates. The Company also utilizes a qualitative assessment, which considers the future collectability on customer outstanding balances, management’s estimate of the cash recovery, and a general assessment of the economic conditions in the locations the Company serves. Based on these assessments, the Company adjusts its allowance for credit losses. The Company has also taken into account $82.0 million of funds that the Company received in April of 2024 from the Extended Program for eligible customers in California (refer to Note 11, “Subsequent Events” for more details). The Extended Program was created by the California Legislature, and is administered by the State Water Resources Control Board (Water Board) and provides relief to community water and wastewater systems for unpaid bills – arrearages – related to the COVID-19 pandemic. Based on the above assessments, the Company adjusted its allowance for credit losses accordingly.

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2024 and twelve months ended December 31, 2023:

	March 31, 2024	December 31, 2023
Beginning balance	$2,854	$5,629
Provision for credit loss expense	1,052	2,480
Write-offs	(1,288)	(5,795)
Recoveries	126	540
Total ending allowance balance	$2,744	$2,854
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the Condensed Consolidated Statements of Cash Flows (see Note 9 for further details on restricted cash):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$42,814	$39,591
Restricted cash	45,449	45,375
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$88,263	$84,966
Earnings (Loss) per Share
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
New Accounting Standards and SEC Rules
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The guidance requires retrospective presentation of all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures and does not expect to early adopt.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted. The guidance is applied prospectively with the option of retrospective application for each period presented. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures and does not expect to early adopt.
In March 2024, the SEC issued SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The final rules enhance disclosures related to the risks and impacts of climate-related matters and, in April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules, if they become effective as adopted, would require various disclosures related to climate-related risks if those risks could have a material impact on the Company’s business, results of operations, or financial condition. Required disclosures would also include information about the Company’s greenhouse gas emissions, if material. In addition, the rules would require disclosure of certain climate-related financial metrics in the Company’s financial statements. The final rules, if they become effective as adopted, would be effective no earlier than the Company’s Annual Report on Form 10-K for the year ending December 31, 2025. The Company is currently evaluating the potential effect that the rules will have on its financial statement disclosures.

Note 3. Stock-Based Compensation.
For the three months ended March 31, 2024, the Company did not grant any RSAs of common stock to Officers or to members of the Board of Directors (Directors). Generally, an RSA share represents the right to receive a share of the Company’s common stock and is valued based on the fair market value of the Company’s common stock at the date of grant. RSAs granted to Officers vest over 36 months with the first year cliff vesting. In general, RSAs granted to the Directors vest at the end of 12 months. The RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to the Directors. As of March 31, 2024, there was approximately $1.3 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.6 years.
A summary of the status of the outstanding RSAs as of March 31, 2024 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2024	53,303	$55.48
Vested	(28,843)	55.23
RSAs at March 31, 2024	24,460	$55.78
For the three months ended March 31, 2024, the Company did not grant any performance-based Restricted Stock Units (RSUs) to Officers. Generally, a RSU represents the right to receive a share of the Company’s common stock. Each award reflects a target number of shares of common stock that may be issued to the award recipient. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company’s business plan covering the performance period. Depending on the results achieved during the 3-year performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 3-year performance period using a fair market value of the Company’s common stock at the date of grant and an estimated number of RSUs earned during the performance period. As of March 31, 2024, there was approximately $2.0 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.5 years.
A summary of the status of outstanding RSUs as of March 31, 2024 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2024	93,078	$55.41
Performance criteria adjustment	13,735	53.96
Vested	(36,394)	53.96
RSUs at March 31, 2024	70,419	$55.87
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $0.7 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
Note 4. Equity
On April 29, 2022, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. The Company did not utilize its at-the-market equity program during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company sold 326,042 shares of common stock through its at-the-market equity program and raised proceeds of $18.2 million, net of $0.2 million in sales commissions.

The Company’s changes in total equity for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2024	57,724	$577	$876,583	$549,573	$—	$3,579	$1,430,312
Net income	—	—	—	69,917	—	(227)	69,690
Issuance of common stock	55	1	1,506	—	—	—	1,507
Repurchase of common stock	(25)	—	(1,142)	—	—	—	(1,142)
Dividends paid on common stock ($0.2800 per share)	—	—	—	(16,164)	—	—	(16,164)
Adjustment for unrecoverable pension benefit plan costs	—	—	—	—	(13,663)	—	(13,663)
Amounts reclassified to earnings (a)	—	—	—	—	297	—	297
Investment in business with noncontrolling interest	—	—	(53)	—	—	53	—
Balance at March 31, 2024	57,754	578	876,894	603,326	(13,366)	3,405	1,470,837
(a) This accumulated other comprehensive loss component is included in the computation of net periodic costs for the Company’s supplemental executive retirement plan (SERP), specifically the following components: amortization of unrecognized (gain) loss and amortization of prior service credit.

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
In Cal Water’s 2021 GRC decision that was issued in March of 2024, SERP expenses were not approved to be recovered from customers for the years 2023, 2024 and 2025. Without regulatory recovery, Cal Water no longer meets the regulatory asset recognition criteria to record the unrecognized prior service costs and actuarial gain and loss amounts related to the SERP as a regulatory asset. The Company has applied compensation recognition guidance and recorded the unrecognized prior service costs and actuarial gains and losses to accumulated other comprehensive loss. As of March 31, 2024, the Company reclassified $13.7 million to accumulated other comprehensive loss, which is Cal Water’s cumulative portion of the regulatory asset.
Note 5. Pension Plan and Other Postretirement Benefits
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all its employees. The Company makes annual contributions to fund amounts accrued for the qualified pension plan. The Company also maintains an unfunded, non-qualified SERP. The costs of the plans are charged to expense or are capitalized in utility plant as appropriate.
The Company offers medical, dental, vision, and life insurance benefits for retirees and their spouses and dependents. Participants are required to pay a premium, which offsets a portion of the cost.

No cash contributions were made by the Company to the pension plans nor the other postretirement benefit plans for the three months ended March 31, 2024. The Company made cash contributions of $2.9 million and $0.2 million, respectively, to the pension plans and other postretirement benefit plan for the three months ended March 31, 2023. The Company estimates in 2024 that the annual contribution to the pension plans will be $0.7 million and the annual contribution to the other postretirement plan will be $0.2 million.
The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified SERP. The data listed under “other benefits” is for all other postretirement benefits.

	Three Months Ended March 31,
	Pension Plan		Other Benefits
	2024	2023	2024	2023
Service cost	$5,648	$6,046	$1,520	$1,126
Interest cost	8,881	8,746	1,684	1,297
Expected return on plan assets	(13,236)	(13,421)	(2,987)	(2,636)
Amortization of prior service cost	131	131	39	39
Recognized net actuarial (gain) loss	189	(637)	(198)	(581)
Net periodic benefit cost (credit)	$1,613	$865	$58	$(755)

Service cost portion of the pension plan and other postretirement benefits is recognized in administrative and general expenses within the Condensed Consolidated Statements of Operations. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as other components of net periodic benefit cost within the Condensed Consolidated Statements of Operations.
Note 6. Short-term and Long-term Borrowings
On March 31, 2023, the Company and Cal Water entered into syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $600.0 million for a term of five years. The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company’s revolving credit facility (the Company facility). Cal Water may borrow up to $400.0 million under its revolving credit facility (the Cal Water facility). Additionally, the credit facilities may be increased by up to an incremental $150.0 million under the Cal Water facility and $50.0 million under the Company facility, subject in each case to certain conditions. At the Company’s or Cal Water’s option, as applicable, borrowings under the Company and Cal Water facilities, as applicable, will bear interest annually at a rate equal to (i) the base rate, plus an applicable margin of 0.00% to 0.250%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio, or (ii) Term SOFR, plus an applicable margin of 0.800% to 1.250%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of March 31, 2024, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.
Borrowings on the Company lines of credit as of March 31, 2024 and December 31, 2023 were $65.0 million and $50.0 million, respectively. Outstanding borrowings on the Cal Water lines of credit as of March 31, 2024 and December 31, 2023 were $215.0 million and $130.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the three months ended March 31, 2024 was 6.38% compared to 5.49% for the same period last year.

Note 7. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended March 31,
	2024	2023
Income tax (benefit) expense	$16,859	$(3,850)
Income tax expense increased $20.7 million to $16.9 million for the three months ended March 31, 2024 as compared to $3.9 million tax benefit for the three months ended March 31, 2023, primarily due to an increase in pre-tax operating income in the first three months ended March 31, 2024 as compared to 2023. The increase in income tax expense was primarily due to the recognition of income related to the 2021 GRC decision.
The Company’s effective tax rate was 19.6% and 14.6% before discrete items as of March 31, 2024 and March 31, 2023. The increase in the effective tax rate was primarily due to the recognition of the 2021 GRC.
The Company had unrecognized tax benefits of approximately $16.6 million and $14.0 million as of March 31, 2024 and 2023, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2024 and 2023, is $5.0 million and $4.5 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 8. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of March 31, 2024 and December 31, 2023:

	Recovery Period	March 31, 2024	December 31, 2023
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	158,486	158,486
Other accrued benefits	Indefinite	26,975	25,363
Net WRAM and Modified Cost Balancing Account (MCBA) long-term accounts receivable	Various	10,490	10,738
Asset retirement obligations, net	Indefinite	27,495	26,686
IRMA long-term accounts receivable	1 - 2 years	84,593	3,430
MWRAM	1 year	31,066	—
Tank coating	Various	20,112	19,602
Recoverable property losses	Various	2,956	3,121
Pension Cost Balancing Account (PCBA)	Various	4,314	4,182
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	10,787	2,459
Other regulatory assets	Various	7,227	3,554
Total Regulatory Assets		$384,501	$257,621
Regulatory Liabilities
Cost of removal		$456,471	$447,356
Future tax benefits due to customers		118,051	118,051
Pension and retiree group health		102,255	88,728
Incremental cost balancing account (ICBA)		10,795	—
IRMA long-term regulatory liability		6,993	—
Health Cost Balancing Account (HCBA)		4,291	3,242
PCBA		11,220	8,972
Conservation Expense Balancing Account		1,324	1,200
Net WRAM and MCBA long-term payable		3,082	2,071
Other components of net periodic benefit cost		13,300	10,348
RSF regulatory liability		—	2,116
Other regulatory liabilities		2,122	1,633
Total Regulatory Liabilities		$729,904	$683,717
The IRMA regulatory asset increase was for the additional amount the Company would have billed customers in 2023 and the first quarter of 2024 had the 2021 GRC been approved on time. The IRMA regulatory liability represents additional CAP and RSF credits the Company would have provided to customers in 2023 and the first quarter of 2024 had the 2021 GRC been approved on time.
The MWRAM regulatory asset represents the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect.
The ICBA tracks differences between the authorized prices of water production costs and actual prices of water production costs. In the first quarter of 2024, the Company recorded a regulatory liability for certain service territories of $10.8 million as the authorized water production costs were higher than actual water production costs. The Company also recorded a regulatory asset for certain service territories of $1.6 million as the authorized water production costs were lower than actual water production costs. The ICBA regulatory asset is part of “Other regulatory assets” in the table above.
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $56.1 million as of March 31, 2024 and $64.2 million as of December 31, 2023. The short-term regulatory assets as of March 31, 2024 and December 31, 2023, primarily consisted of net WRAM and MCBA, and PCBA receivables and are included in current assets as part of regulatory balancing accounts on the Condensed Consolidated Balance Sheets.

The short-term portion of regulatory liabilities were $16.6 million as of March 31, 2024 and $21.5 million as of December 31, 2023. The short-term regulatory liabilities as of March 31, 2024 and December 31, 2023, primarily consisted of Tax Cuts and Jobs Act regulatory liabilities and HCBA liabilities and are included in current liabilities as part of regulatory balancing accounts on the Condensed Consolidated Balance Sheets.
Note 9. Commitments and Contingencies
Commitments
The Company has long-term commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
On August 16, 2022, BVRT Utility Holding Company (BVRT), a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). The Company has provided a limited guarantee to GBRA for agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of March 31, 2024, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the Condensed Consolidated Balance Sheets. The Company currently expects the committed cash to be transferred to GBRA before the end of 2024.
Contingencies
Groundwater Contamination
The Company has undertaken litigation against third parties to recover past and future costs related to groundwater contamination in our service areas. The cost of litigation is generally expensed as incurred and any settlement is first offset against such costs. The CPUC’s general policy requires all proceeds from contamination litigation to be used first to pay transactional expenses, then to make customers whole for water treatment costs to comply with the CPUC’s water quality standards. The CPUC allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case-by-case basis. The CPUC has authorized various memorandum accounts that allow the Company to track significant litigation costs and to request recovery of these costs in future filings and uses of proceeds to comply with CPUC’s general policy.
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of March 31, 2024 and December 31, 2023, the Company recognized a liability of $6.9 million and $6.0 million, respectively, primarily due to potable water main leaks and other work related legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case-by-case basis, dependent on the nature of the settlement.
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
Pension and other postretirement benefit plan assets are measured at either net asset value or level 1 depending on the investment.
Long-term debt fair values were estimated using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 0.60%.

	March 31, 2024
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,053,275	$—	$939,102	$—	$939,102

	December 31, 2023
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,053,440	$—	$965,444	$—	$965,444
Note 11. Subsequent Event
California Extended Water and Wastewater Arrearages Payment Program
The California Water and Wastewater Arrearages Payment Program was created by the California Legislature to be administered by the Water Board in order to provide relief to community water and wastewater systems for unpaid bills (arrearages) related to the COVID-19 pandemic.
In 2023, the Extended Program was established and extended the relief period to include arrearages accrued from June 16, 2021 to December 31, 2022. In response to the Extended Program, Cal Water submitted an application for $82.0 million in eligible customer arrearages and $1.0 million in program administrative costs which was approved by the Water Board. Cal Water received the funds in April of 2024 and intends to apply the funds to identified eligible past due customer balances during the second quarter of 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise stated)
FORWARD-LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this quarterly report include, but are not limited to, statements describing our intention, indication or expectation regarding dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, regulatory compliance, decisions, approvals, authorizations, requirements or other actions, rate amounts or cost recovery, certain polyfluoroalkyl substances (PFAS) regulations, and associated impacts, such as our expected or estimated revenue, expectations regarding regulatory asset and operating revenue recognition, sources of funding or capital requirements, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, estimates relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations regarding stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our intentions regarding application of funds for identified eligible past due customer balances and use of net proceeds from any future equity or debt issuances or borrowings or our intentions or anticipations regarding our sources of funding, capital structure or capital allocation plans. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•the outcome and timeliness of regulatory commissions’ actions concerning rate relief and other matters;
•changes in regulatory commissions’ policies and procedures, such as the California Public Utilities Commission (CPUC)’s decision in 2020 to preclude companies from proposing fully decoupled Water Revenue Adjustment Mechanisms (WRAM) (which impacted Cal Water’s most recent general rate case (GRC) filing in July 2021 (2021 GRC);
•our ability to invest or apply the proceeds from the issuance of common stock in an accretive manner;
•governmental and regulatory commissions’ decisions, including decisions on proper disposition of property;
•consequences of eminent domain actions relating to our water systems;
•increased risk of inverse condemnation losses as a result of climate change and drought;
•changes in California State Water Resources Control Board (Water Board) water quality standards;
•changes in environmental compliance and water quality requirements;
•electric power interruptions, especially as a result of Public Safety Power Shutoff programs;
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
•the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements; and
•the risks set forth in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report on Form 10-K). They include:
•revenue recognition;
•regulated utility accounting;
•income taxes; and
•pension, which includes supplemental executive retirement plan (SERP), and postretirement health care benefits.

For the three months ended March 31, 2024, besides the change noted below there were no other changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
Pension
As of the first quarter of 2024, we believe it is not probable that future SERP costs will be recovered in future rates for Cal Water at least for the period in which the 2021 GRC is in effect as the 2021 GRC does not allow for SERP expenses to be recovered from customers. As of March 31, 2024, we have reclassified our SERP regulatory asset for Cal Water and recorded accumulated other comprehensive loss in accordance with generally accepted accounting principles.
CALIFORNIA EXTENDED WATER AND WASTEWATER ARREARAGES PAYMENT PROGRAM
The California Water and Wastewater Arrearages Payment Program was created by the California Legislature to be administered by the Water Board in order to provide relief to community water and wastewater systems for unpaid bills (arrearages) related to the COVID-19 pandemic.
In 2023, the California Extended Water and Wastewater Arrearages Payment Program was established and extended the relief period to include arrearages accrued from June 16, 2021 to December 31, 2022. In response to the extended program, Cal Water submitted an application for $82.0 million in eligible customer arrearages and $1.0 million in program administrative costs which was approved by the Water Board. Cal Water received the funds in April of 2024 and intends to apply the funds to identified eligible past due customer balances during the second quarter of 2024.
RESULTS OF OPERATIONS
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the three months ended March 31, 2024 was $69.9 million or $1.21 earnings per diluted common share, compared to net loss of $22.2 million or $0.40 loss per diluted common share for the three months ended March 31, 2023. The results for the three months ended March 31, 2024, include a cumulative adjustment for the impacts of the 2021 GRC, retroactive to January 1, 2023 as described below.
The $92.1 million increase in net income was primarily due to an increase in operating revenue of $139.6 million partially offset by an increase in total operating expenses of $44.2 million. The total operating expense increase was primarily due to an increase in water production costs of $9.2 million, increases in other operations expenses of $10.3 million, an increase in income tax expense of $21.2 million, and an increase in depreciation and amortization expenses of $2.9 million.
Operating Revenue
Operating revenue increased $139.6 million, or 106.5%, to $270.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily as a result of the adoption of the 2021 GRC decision, which increased revenue $111.8 million, including $87.9 million in interim rate relief attributable to 2023. The sources of the change in operating revenue were:

Net change due to rate changes, usage, and other (1)	$13,986
Interim Rates Memorandum Account (IRMA) revenue (2)	80,664
Monterey-Style Water Revenue Adjustment Mechanism (MWRAM) revenue (3)	31,066
Deferral of revenue (4)	13,933
Net operating revenue increase	$139,649
1.The net change due to rate changes, usage, and other in the above table was primarily driven by rate increases of $12.0 million.
2.Due to the delay in the resolution of the 2021 GRC, the CPUC authorized Cal Water to track in an IRMA the variances between actual customer billings and those that would have been billed assuming the 2021 GRC had been effective January 1, 2023. Such variances are recorded as regulatory balancing account revenue. The 2021 GRC was approved in March of 2024 and final rates for the 2021 GRC were not implemented as of March 31, 2024; as a result, Cal Water recorded IRMA revenue of $80.7 million of which $70.3 million is attributable to 2023.

3.MWRAM revenue is the variance between actual metered sales billed through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. In March of 2024, Cal Water received approval of the 2021 GRC which authorized the use of the MWRAM effective January 1, 2023; as a result, in the first quarter of 2024, we recorded MWRAM revenue of $31.1 million of which $17.6 million is attributable to 2023.
4.The deferral of revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which these revenues were recorded. Deferred revenue in 2024 decreased as we expect to apply funds from the California Extended Water and Wastewater Arrearages Payment Program against certain WRAM receivables.
Total Operating Expenses
Total operating expenses increased $44.2 million, or 29.8%, to $192.9 million for the three months ended March 31, 2024, as compared to $148.6 million for the three months ended March 31, 2023.
Water production costs consists of purchased water, purchased power, and pump taxes. It represents the largest component of total operating expenses, accounting for approximately 33.3% of total operating expenses for the three months ended March 31, 2024 as compared to 37.0% of total operating expenses for the three months ended March 31, 2023. Water production costs increased $9.2 million, or 16.7%, for the three months ended March 31, 2024 as compared to the same period last year primarily due to recording a cumulative adjustment of $9.2 million for the impacts of the 2021 GRC. For the three months ended March 31, 2024, we recorded $7.0 million of water production costs for the Incremental Cost Balancing Accounts (ICBA) attributable to fiscal year 2023.
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31,
	2024	2023
Well production	54%	48%
Purchased	45%	49%
Surface	1%	3%
Total	100%	100%
The components of water production costs are shown in the table below:

	Three Months Ended March 31,
	2024	2023	Change
Purchased water	$40,227	$42,738	$(2,511)
Purchased power	10,032	8,390	1,642
Pump taxes	5,047	3,880	1,167
ICBA	8,879	—	8,879
Total	$64,185	$55,008	$9,177
Other operations expenses increased $10.3 million, or 62.2%, to $26.9 million for the three months ended March 31, 2024, as compared to $16.6 million for the three months ended March 31, 2023. The increase was primarily due to a decrease in deferred costs associated with deferred revenue of $11.4 million (see deferral of revenue above).
Depreciation and amortization expense increased $2.9 million, or 9.8%, to $32.8 million for the three months ended March 31, 2024, as compared to $29.9 million for the three months ended March 31, 2023, primarily due to utility plant placed in service in 2023.
Income tax expense increased $21.1 million to $15.5 million for the three months ended March 31, 2024, as compared to income tax benefit of $5.6 million for the three months ended March 31, 2023. The increase in income tax expense was primarily due to an increase in the pre-tax operating income for the three months ended March 31, 2024 as compared to the same period of 2023 due to higher pre-tax operating income.
Property and other taxes increased $1.0 million to $9.8 million for the three months ended March 31, 2024, as compared to $8.8 million in the same period of 2023, primarily due to an increase in assessed property values.

Interest Expense
Net interest expense increased $3.0 million, or 25.4%, to $15.0 million for the three months ended March 31, 2024, as compared to $12.0 million for the three months ended March 31, 2023. The increase was due primarily to an increase in short-term borrowing rates and higher outstanding line of credit balances.
REGULATORY MATTERS
California Regulatory Activity
2021 GRC
The CPUC approved a decision on March 7, 2024 on the 2021 GRC. The decision marked the end of an extensive review of Cal Water’s water system improvement plans, costs, and rates. The decision as issued adopts a revised version of the alternate proposed decision issued January 24, 2024, and increases adopted revenues, after corrections, for 2023 by approximately $41.5 million retroactive to January 1, 2023. It also potentially increases revenues by up to approximately $30.0 million for 2024 and $30.6 million for 2025, subject to the CPUC’s earnings test and inflationary adjustments.
The decision authorizes Cal Water to invest approximately $1.2 billion from 2021 through 2024 in water system infrastructure projects that we believe are needed to continue providing safe, reliable water service to customers throughout California. This includes approximately $160 million of infrastructure projects that may be submitted for recovery via the CPUC’s advice letter process.
The CPUC’s decision approves a progressive rate design that is intended to provide budget stability while benefiting low-income and low-water-using customers by significantly decreasing the cost of the first six units of water consumed and increasing the percentage of fixed costs that are recovered in the service charge.
On March 15, 2024, Cal Water submitted a request for expedited corrections in the March 7th decision. The decision and its appendices contain certain language, numbers, and calculations that are inconsistent or do not fully reflect the substantive outcomes described in the approved decision. On April 23, 2024, the executive director of the CPUC issued a decision approving the corrections.
On April 1, 2024, Cal Water submitted an advice letter requesting an increase in annual revenue of $42.5 million for all of its rate making areas (besides Grand Oaks) effective May 1, 2024. The advice letter includes the effects of the expense offsets of $4.7 million and cost of capital filing of $11.4 million that were implemented on January 1, 2024 as well as $5.8 million in rate base offsets that will be effective on May 1, 2024. The remaining $20.6 million increase is primarily due to escalations. If the advice letter is approved, Cal Water expects to implement the new rates incorporating all these items on May 31, 2024.
2021 GRC IRMA
The 2021 GRC was approved in March of 2024 and final rates for the 2021 GRC were not implemented as of March 31, 2024; as a result, Cal Water calculated and recorded a regulatory asset of $80.7 million and a corresponding increase to revenue for the difference between final rates and interim rates for all of 2023 and the first three months of 2024. Cal Water also recorded a regulatory liability of $7.0 million and a corresponding increase to regulatory assets for Customer Assistance Program (CAP) and Rate Support Fund (RSF) program credits that would have been given to customers had the rate case been approved on time.
The IRMA will remain open until the new rates from the 2021 GRC decision are implemented.
Rate Base Offset Requests
For construction projects authorized in GRCs as advice letter projects, Cal Water is allowed to request rate base offsets to increase revenues after the project goes into service. In March of 2024, Cal Water submitted a $39.1 million rate base offset advice letter to recover $5.8 million of annual revenue increases in all of its regulated districts. The new rates are expected to be implemented on May 31, 2024 as discussed above.
Polyfluoroalkyl Substances Memorandum Account (PFAS MA)
On April 18, 2024, the CPUC dismissed Cal Water’s application requesting authorization to modify a previously approved PFAS-expense memorandum account to include capital investments related to PFAS compliance for future recovery. The dismissal does not preclude Cal Water from seeking regulatory recovery for the capital investments. Cal Water may seek recovery through a separate application, a GRC application, or a tier 3 advice letter.
Application for Rehearing for the WRAM
The CPUC issued a decision effective August 27, 2020 requiring that Class A companies submitting GRC filings after the effective date be precluded from proposing the use of a full decoupling WRAM in their next GRCs. In September 2020, Cal Water filed an Application for Rehearing at the CPUC seeking to reverse the August 27, 2020 CPUC decision. In September 2021, the CPUC denied the Application for Rehearing. On or about October 27, 2021, Cal Water along with four other Class A California water utilities filed Petitions for a Writ of Review with the California Supreme Court (Court). On May 18, 2022, the Court issued writs granting review and ordered the CPUC and other filing parties to submit additional pleadings to the Court. The final pleadings were submitted on January 13, 2023. On April 18, 2024, the Court set oral argument for May 8, 2024, and it is anticipated that the Court will issue a decision before the end of the year.
LIQUIDITY
Cash Flow from Operating Activities
During the three months ended March 31, 2024, we generated cash flow from operations of $26.5 million compared to $21.0 million for the same period in 2023. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the three months ended March 31, 2024, we did not make any cash contributions to our employee pension plan nor our other postretirement benefit plans. During the three months ended March 31, 2023, we made cash contributions of $2.9 and $0.2 million, respectively, to our pension plans and to our other postretirement benefit plans. The 2024 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $0.7 million and $0.2 million, respectively.
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
Cash Flow from Investing Activities
During the three months ended March 31, 2024 and 2023, we used $109.8 million and $82.0 million, respectively, of cash for Company-funded and developer-funded utility capital expenditures. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2024, our utility capital expenditures are estimated to be $365.0 million.
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 was $86.6 million compared to $62.5 million for the same period in 2023. For 2024, this includes our issuance of $0.8 million of Company common stock through our employee stock purchase plan. For 2023, this includes our issuance of $18.2 million of Company common stock through our at-the-market equity program and $0.6 million through our employee stock purchase plan.
During the three months ended March 31, 2024 and 2023, we borrowed $170.0 million and $95.0 million, respectively, on our unsecured revolving credit facilities. We made repayments on our unsecured revolving credit facilities of $70.0 million and $35.0 million during the three months ended March 31, 2024 and 2023, respectively. During the first three months of 2023, we also paid $1.6 million in issuance costs for the Company and Cal Water facilities entered into on March 31, 2023.
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

The net WRAM and Modified Cost Balancing Account receivable balances were $57.9 million and $100.3 million as of March 31, 2024 and 2023, respectively. There also was an MWRAM receivable balance of $31.1 million as of March 31, 2024. The receivable balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short and long-term financing rates.
Short-term and Long-term Financing
During the three months ended March 31, 2024, we utilized cash generated from operations and temporary borrowings on our previous unsecured revolving credit facilities to fund operations and capital investments.
In future periods, management anticipates funding our utility plant needs through a balance of long term debt and equity.
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
As of March 31, 2024 and December 31, 2023, short-term borrowings of $280.0 million and $180.0 million, respectively, were outstanding on the Company and Cal Water facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of unrestricted cash are maintained for Washington Water, New Mexico Water, Hawaii Water and Texas Water.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of March 31, 2024, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
Long-term financing, which includes First Mortgage Bonds, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund utility plant expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our utility plant expenditure requirements. Management expects this trend to continue given our planned utility plant expenditures for the next five years. Some utility plant expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances for construction are generally refundable over 40 years. Management believes long-term financing is available to meet our cash flow needs through issuances of both debt and equity instruments.
Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities
On April 17, 2009, Cal Water (Issuer) issued $100.0 million aggregate principal amount of 5.500% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company (Guarantor). Certain subsidiaries of the Company do not guarantee the security and are referred to as Non-guarantors. The Guarantor fully, absolutely, irrevocably and unconditionally guarantees the punctual payment when due, whether at stated maturity, by acceleration, by notice of prepayment or otherwise, of the principal, premium, if any, and interest on the bonds. The bonds rank equally among Cal Water’s other First Mortgage Bonds.
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

Summarized Statement of Operations
(in thousands)	Three Months Ended March 31, 2024		Twelve Months Ended December 31, 2023
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$253,439	$—	$720,577	$—
Gross profit	$193,604	$—	$449,221	$—
Income from operations	$81,266	$257	$82,157	$590
Equity in earnings of guarantor	$—	$69,002	$—	$49,998
Net income	$73,579	$69,690	$57,168	$51,376

Summarized Balance Sheet Information
(in thousands)	As of March 31, 2024		As of December 31, 2023
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$196,749	$9,568	$213,469	$10,126
Intercompany receivable from Non-guarantors	$3,436	$53,618	$3,664	$44,882
Other assets	$603,153	$1,247,621	$479,642	$1,190,076
Long-term intercompany receivable from Non-issuers	$—	$85,678	$—	$82,610
Net utility plant	$3,554,567	$—	$3,487,788	$—
Total assets	$4,357,905	$1,396,485	$4,184,563	$1,327,694

Current liabilities	$413,610	$67,778	$351,964	$53,069
Intercompany payable to Non-guarantors and Guarantor	$114	$—	$—	$—
Long-term debt	$1,051,952	$—	$1,052,350	$—
Other liabilities	$1,663,456	$3,335	$1,595,852	$3,068
Total Liabilities	$3,129,132	$71,113	$3,000,166	$56,137
Dividends
During the three months ended March 31, 2024, our quarterly common stock dividend payments were $0.28 per share compared to $0.26 per share for the three months ended March 31, 2023. For the full year 2023, the payout ratio was 113.8% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income.
At the April 24, 2024 meeting, the Company’s Board of Directors declared the second quarter dividend of $0.28 per share payable on May 17, 2024, to stockholders of record on May 6, 2024. This was our 317th consecutive quarterly dividend.
2024 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $200.0 million and $400.0 million, respectively, for short-term borrowings. As of March 31, 2024, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $135.0 million and $185.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $25.41 at March 31, 2024 compared to $24.72 at December 31, 2023. There were approximately 1,767 stockholders of record for our common stock as of February 12, 2024.
Utility Plant Expenditures
During the three months ended March 31, 2024, utility plant expenditures totaled $109.8 million for Company-funded and developer-funded projects. For 2024, we estimate utility capital expenditures to be $365.0 million.
As of March 31, 2024, construction work in progress was $321.4 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our average annual groundwater extraction from adjudicated groundwater basins approximates 6.7 billion gallons or 13.1% of our total average annual (2022-2023) water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our average annual groundwater extraction from managed groundwater basins approximates 29.7 billion gallons or 57.6% of our total average annual water supply pumped from wells. Our average annual groundwater extraction from unmanaged groundwater basins approximates 15.1 billion gallons or 29.3% of our total average annual water supply pumped from wells. Many managed groundwater basins we extract water from have groundwater recharge facilities for which we financially support the recharge activities by paying well pump taxes. For the three months ended March 31, 2024 and 2023, our well pump taxes were $5.0 million and $3.9 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGMA). The law and its implementing regulations required most basins to create a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGMA provisions are fully implemented, all the Company’s California groundwater will be produced from sustainably managed and/or adjudicated basins.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of April 9, 2024, the State of California snowpack water content for the 2023-2024 water year was 127% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 113% and 107%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2024 and thereafter. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes.
On May 31, 2018, California’s Governor signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that were intended to establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five-year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. The Water Board, in conjunction with the California Department of Water Resources, is expected to establish long-term water use standards for indoor residential use, outdoor residential use, water losses, and other uses. Cal Water will also be required to calculate and report on urban water use targets by November 1 of each year, that compares actual urban water use to the targets. Management believes that Cal Water is well positioned to comply with all such regulations.
In April of 2024, the U.S. Environmental Protection Agency (EPA) finalized a National Primary Drinking Water Regulation establishing legally enforceable levels for six PFAS in drinking water. Under the PFAS regulation, water utilities with impacted water systems across the country are required to monitor for these PFAS by 2027 and to comply with the Maximum Contaminant Levels (MCL) by 2029. We estimate a capital investment of approximately $215.0 million will be required to comply with the regulation.
On April 17, 2024, the Water Board adopted a new MCL of 10 parts per billion for Chromium-6 in drinking water. Our water systems in California will be required to comply with the regulation within two to four years. We developed and installed treatment for this contaminant at most of our impacted water sources when the same MCL, which was subsequently vacated for administrative reasons, was originally set in 2014. After the MCL was vacated, we continued to treat our impacted water systems. We anticipate installing treatment for the remaining sites before the regulatory deadline.

CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2024, there were no material changes in contractual obligations outside the normal course of business.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be reasonably estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. In the future, we may be involved in disputes and litigation related to a wide range of matters, including employment, construction, environmental issues and operations. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business. In addition, if we are subject to new lawsuits or disputes, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from customers or other third parties. Please refer to Note 9, “Commitments and Contingencies” for more information.

Item 1A. RISK FACTORS
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2023 filed with the SEC on February 29, 2024.
Item 5. OTHER INFORMATION
(c) Trading Plans
During the last fiscal quarter, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined under SEC rules).
Item 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)

3.3	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.3 to the Quarterly Report on Form 10-Q filed July 28, 2022)

3.4	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.4 to the Quarterly Report on Form 10-Q filed July 27, 2023)

3.5	Amended and Restated Bylaws of California Water Service Group, as amended on February 28, 2024 (Exhibit 3.5 to the Annual Report on Form 10-K filed February 29, 2024)

4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from this Quarterly Report on Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements, and (v) Part II, Item 5(c).

104	The cover page from this Quarterly Report on Form 10-Q formatted in iXBRL (included as Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

April 25, 2024	By:	/s/ James P. Lynch
James P. Lynch
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)