Form 10-Q
period 2024-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2024-08-01
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 23, 2024, there were 58,825,117 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	June 30, 2024	December 31, 2023
ASSETS
Utility plant:
Utility plant	$5,141,580	$4,925,483
Less accumulated depreciation and amortization	(1,199,399)	(1,152,228)
Net utility plant	3,942,181	3,773,255
Current assets:
Cash and cash equivalents	37,272	39,591
Restricted cash	45,403	45,375
Receivables:
Customers, net	71,125	59,349
Regulatory balancing accounts	5,495	64,240
Other, net	17,110	16,431
Accrued unbilled revenue, net	48,812	36,999
Materials and supplies	17,645	16,170
Taxes, prepaid expenses, and other assets	23,948	18,130
Total current assets	266,810	296,285
Other assets:
Regulatory assets	397,498	257,621
Goodwill	37,039	37,039
Other	227,714	231,333
Total other assets	662,251	525,993
TOTAL ASSETS	$4,871,242	$4,595,533
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 58,825 and 57,724 outstanding on June 30, 2024 and December 31, 2023, respectively	$588	$577
Additional paid-in capital	929,376	876,583
Retained earnings	627,705	549,573
Accumulated other comprehensive loss	(13,068)	—
Noncontrolling interests	3,090	3,579
Total equity	1,547,691	1,430,312
Long-term debt, net	1,051,792	1,052,768
Total capitalization	2,599,483	2,483,080
Current liabilities:
Current maturities of long-term debt, net	1,183	672
Short-term borrowings	245,000	180,000
Accounts payable	143,533	157,305
Regulatory balancing accounts	12,754	21,540
Accrued interest	6,666	6,625
Accrued expenses and other liabilities	103,364	64,197
Total current liabilities	512,500	430,339
Deferred income taxes	363,597	352,762
Regulatory liabilities	742,842	683,717
Pension	83,266	82,920
Advances for construction	199,640	199,448
Contributions in aid of construction	289,820	286,491
Other	80,094	76,776
Commitments and contingencies (Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$4,871,242	$4,595,533

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenue	$244,299	$194,044	$515,048	$325,144
Operating expenses:
Operations:
Water production costs	77,644	70,867	141,829	125,875
Administrative and general	32,042	34,975	67,638	70,961
Other operations	25,626	25,823	52,551	42,427
Maintenance	8,790	7,155	16,800	15,133
Depreciation and amortization	32,978	29,824	65,822	59,739
Income tax expense (benefit)	8,689	329	24,227	(5,315)
Property and other taxes	10,364	9,122	20,121	17,899
Total operating expenses	196,133	178,095	388,988	326,719
Net operating income (loss)	48,166	15,949	126,060	(1,575)
Other income and expenses:
Non-regulated revenue	5,513	4,485	10,611	9,108
Non-regulated expenses	(4,125)	(2,957)	(6,079)	(5,232)
Other components of net periodic benefit credit	4,338	4,756	7,611	9,977
Allowance for equity funds used during construction	1,819	1,355	3,561	2,759
Income tax expense on other income and expenses	(1,306)	(1,445)	(2,627)	(3,239)
Net other income	6,239	6,194	13,077	13,373
Interest expense:
Interest expense	14,840	13,491	30,640	26,309
Allowance for borrowed funds used during construction	(812)	(795)	(1,570)	(1,624)
Net interest expense	14,028	12,696	29,070	24,685
Net income (loss)	40,377	9,447	110,067	(12,887)
Net loss attributable to noncontrolling interests	(174)	(109)	(401)	(232)
Net income (loss) attributable to California Water Service Group	$40,551	$9,556	$110,468	$(12,655)
Earnings (loss) per share:
Basic	$0.70	$0.17	$1.90	$(0.23)
Diluted	$0.70	$0.17	$1.90	$(0.23)
Weighted average shares outstanding:
Basic	58,292	56,692	58,013	56,182
Diluted	58,325	56,730	58,046	56,182

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$110,067	$(12,887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,929	60,744
Change in value of life insurance contracts	(1,811)	(2,620)
Allowance for equity funds used during construction	(3,561)	(2,759)
Changes in operating assets and liabilities:
Receivables and accrued unbilled revenue	(16,859)	(2,187)
Water Arrearages Payment Program cash received	83,039	—
Accounts payable	(10,545)	(836)
Other current assets	(6,680)	(1,557)
Other current liabilities	7,314	(6,828)
Other changes in noncurrent assets and liabilities	(106,954)	6,451
Net cash provided by operating activities	120,939	37,521
Investing activities:
Utility plant expenditures	(214,414)	(177,189)
Life insurance proceeds	1,426	—
Purchase of life insurance contracts	(1,426)	—
Proceeds from sale of property	48	—
Asset acquisitions	—	(102)
Net cash used in investing activities	(214,366)	(177,291)
Financing activities:
Short-term borrowings, net of debt issuance costs of $0 for 2024 and $1,552 for 2023	295,000	148,448
Repayment of short-term borrowings	(230,000)	(90,000)
Repayment of long-term debt	(416)	(1,333)
Advances and contributions in aid of construction	10,936	9,129
Refunds of advances for construction	(4,865)	(4,791)
Repurchase of common stock	(1,235)	(1,650)
Issuance of common stock	53,381	113,921
Dividends paid	(32,336)	(29,027)
Distribution to noncontrolling interest	(489)	(288)
Others	1,160	—
Net cash provided by financing activities	91,136	144,409
Change in cash, cash equivalents, and restricted cash	(2,291)	4,639
Cash, cash equivalents, and restricted cash at beginning of period	84,966	85,025
Cash, cash equivalents, and restricted cash at end of period	$82,675	$89,664
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$28,178	$23,677
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$51,824	$49,452
Utility plant contribution by developers	$14,159	$15,312

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2024
Dollar amounts in thousands, unless otherwise stated
Note 1. Organization and Operations and Basis of Presentation
California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, Hawaii, and Texas through its wholly-owned and non-wholly owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services. TWSC, Inc. (Texas Water) holds regulated and contracted wastewater utilities. Regulated wastewater utilities held by Texas Water’s investment in joint venture with BVRT Utility Holding Company (BVRT) provide services under the rules and regulation of the Texas Public Utilities Commission.
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
Noncontrolling Interests
Noncontrolling interests in the Company’s unaudited condensed consolidated financial statements represents the 6.2% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 6.2% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interests on the unaudited Condensed Consolidated Balance Sheet and as net loss attributable to noncontrolling interests in the unaudited Condensed Consolidated Statement of Operations. The Company reports noncontrolling interests in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income (loss) attributable to California Water Service Group excludes the net loss attributable to the noncontrolling interests.

Note 2. Summary of Significant Accounting Policies
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from contracts with customers	$226,665	$194,206	$381,566	$339,431
Regulatory balancing account revenue	17,634	(162)	133,482	(14,287)
Total operating revenue	$244,299	$194,044	$515,048	$325,144
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
The measurement of sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the Company estimates consumption since the date of the last meter reading and the corresponding accrued unbilled revenue is recognized. The estimate is based upon the number of unbilled days that month and the average daily customer billing rate from the previous month (which fluctuates based upon customer usage).
Contract terms are generally short-term and at will by customers and, as a result, no separate financing component is recognized for the Company’s collections from customers, which generally require payment within 30 days of billing. The Company applies judgment, based principally on historical payment experience, in estimating its customers’ ability to pay.
Certain customers are not billed for volumetric consumption, but are instead billed a flat rate at the beginning of each monthly service period. The amount is advance billed and is initially deferred. Subsequently, it is recognized over the monthly service period, as the performance obligation is satisfied. The deferred revenue balance or contract liability, which is included in “accrued expenses and other liabilities” on the unaudited Condensed Consolidated Balance Sheets, is inconsequential.

In the following table, revenue from contracts with customers is disaggregated by class of customers for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Residential	$122,251	$108,741	$214,744	$192,775
Business	41,906	37,846	76,455	69,820
Multiple residential	18,043	16,504	34,912	31,501
Industrial	7,119	5,874	13,759	11,508
Public authorities	10,918	8,991	17,880	15,416
Other (a)	26,428	16,250	23,816	18,411
Total revenue from contracts with customers	$226,665	$194,206	$381,566	$339,431
(a) Other includes accrued unbilled revenue
Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC). For certain revenue mechanisms, the Company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. These mechanisms include the Monterey-Style Water Revenue Adjustment Mechanism (MWRAM) which was approved in Cal Water’s 2021 General Rate Case (GRC) filing (2021 GRC) in March of 2024. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The MWRAM is effective retroactive to January 1, 2023. During the three and six months ended June 30, 2024, the Company recorded $8.2 million and $39.3 million, respectively, of MWRAM revenue.
These mechanisms also include the Water Revenue Adjustment Mechanism (WRAM) which decoupled revenue from the volume of sales and allowed the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts was recorded as regulatory balancing account revenue. The WRAM concluded on December 31, 2022; however, the Company has a net WRAM receivable balance for which the Company continues to defer revenue recognition for amounts estimated to be collected beyond 24 months following the end of the accounting period. The Company applied a portion of the proceeds from the California Extended Water and Wastewater Arrearages Payment Program (Extended Program) to eligible customer WRAM balances as discussed below under Allowance for Credit Losses.
Regulatory balancing accounts also include revenue that is recognized for balancing and memorandum accounts when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. As a result of the delay in the approval of the 2021 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an Interim Rates Memorandum Account (IRMA) effective January 1, 2023. Variances between actual customer billings and those that would have been billed assuming the 2021 GRC had been implemented on January 1, 2023 were recorded as regulatory balancing account revenue. The 2021 GRC was approved in March of 2024 and final authorized rates were implemented effective May 31, 2024; as a result, Cal Water calculated and recorded this difference for all of 2023 and the first five months of 2024. Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities. During the three and six months ended June 30, 2024, the Company recorded $7.9 million and $88.6 million, respectively, of revenue for the IRMA.

Non-Regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating and maintenance revenue	$3,188	$3,075	$6,436	$6,310
Other non-regulated revenue	1,720	800	2,949	1,582
Non-regulated revenue from contracts with customers	4,908	3,875	9,385	7,892
Lease revenue	605	610	1,226	1,216
Total non-regulated revenue	$5,513	$4,485	$10,611	$9,108

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
Allowance for Credit Losses
The Company measures expected credit losses for Customer Receivables, Other Receivables, and Accrued Unbilled Revenue on an aggregated level. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. The expected credit losses for Other Receivables and Accrued Unbilled Revenue are inconsequential. Customer receivables include receivables for water and wastewater services provided to residential customers, business, industrial, public authorities, and other customers. The expected credit losses for business, industrial, public authorities, and other customers are inconsequential. The overall risks related to the Company’s receivables are low as water and wastewater services are seen as essential services. The estimate for the allowance for credit losses is based on a historical loss ratio, in conjunction with a qualitative assessment of elements that impact the collectability of receivables to determine if the allowance for credit losses should be further adjusted in accordance with the accounting guidance for credit losses. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, payment options and programs available to customers, and the methods that the Company is able to use to ensure payment.
The Company reviews its allowance for credit losses utilizing a quantitative assessment, which includes a trend analysis of customer billings and collections, agings by customer class, and unemployment rates. The Company also utilizes a qualitative assessment, which considers the future collectability of customer outstanding balances, management’s estimate of the cash recovery, and a general assessment of the economic conditions in the locations the Company serves. Based on these assessments, the Company adjusts its allowance for credit losses. The Company has also taken into account $82.0 million of funds that the Company received in April of 2024 from the Extended Program for eligible customers in California of which $57.5 million was applied to eligible past due customer balances during the second quarter of 2024. The remaining balance is expected to be returned to the State Water Resources Control Board (Water Board) in the fourth quarter of 2024 and is included in “accrued expenses and other liabilities” on the unaudited Condensed Consolidated Balance Sheet. The Extended Program was created by the California Legislature, and is administered by the Water Board and provides relief to community water and wastewater systems for unpaid bills – arrearages – related to the COVID-19 pandemic. Based on the above assessments, the Company determines its allowance for credit losses.
The following table presents the activity in the allowance for credit losses for the six months ended June 30, 2024 and twelve months ended December 31, 2023:

	June 30, 2024	December 31, 2023
Beginning balance	$2,854	$5,629
Provision for credit loss expense	1,611	2,480
Write-offs	(1,554)	(5,795)
Recoveries	238	540
Total ending allowance balance	$3,149	$2,854
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the unaudited Condensed Consolidated Statements of Cash Flows (see Note 9 for further details on restricted cash):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$37,272	$39,591
Restricted cash	45,403	45,375
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$82,675	$84,966
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
In March 2024, the SEC issued SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The final rules enhance disclosures related to the risks and impacts of climate-related matters. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules, if they become effective as adopted, would require various disclosures related to climate-related risks if those risks could have a material impact on the Company’s business, results of operations, or financial condition. Required disclosures would also include information about the Company’s greenhouse gas emissions, if material. In addition, the rules would require disclosure of certain climate-related financial metrics in the Company’s financial statements. The final rules, if they become effective as adopted, would be effective no earlier than the Company’s Annual Report on Form 10-K for the year ending December 31, 2025. The Company is currently evaluating the potential effect that the rules will have on its financial statement disclosures.

Note 3. Stock-Based Compensation
The Company’s 2024 Equity Incentive Plan (2024 Plan) was adopted by the Board of Directors and approved by stockholders on May 29, 2024. The Company reserved 1,600,000 shares of common stock for 2024 Plan awards.
In June of 2024, the Company granted Restricted Stock Awards (RSAs) to Officers and members of the Board of Directors (Directors). Generally, an RSA share represents the right to receive a share of the Company’s common stock and is valued based on the fair market value of the Company’s common stock at the date of grant. The 2024 RSAs granted to Officers vest over 33 months with the first 9 months cliff vesting. RSA granted to the Directors in 2024 vest at the end of 9 months. The 2024 RSAs are recognized as expense evenly over 33 months for the shares granted to Officers and 9 months for the shares granted to the Directors. As of June 30, 2024, there was approximately $3.8 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.7 years.
A summary of the status of the outstanding RSAs as of June 30, 2024 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2024	53,303	$55.48
Granted	58,556	49.62
Vested	(32,869)	55.32
RSAs at June 30, 2024	78,990	$51.20
In June of 2024, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. Generally, an RSU represents the right to receive a share of the Company’s common stock. Each award reflects a target number of shares of common stock that may be issued to the award recipient. The 2024 awards may be earned upon the completion of a 33 month performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company’s business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, growth in stockholders’ equity, and application submission targets of grant funding. Depending on the results achieved during the 33 month performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target shares granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 33 month performance period using a fair market value of the Company’s common stock at the date of grant and an estimated number of RSUs earned during the performance period. As of June 30, 2024, there was approximately $4.9 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 2.0 years.
A summary of the status of outstanding RSUs as of June 30, 2024 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2024	93,078	$55.41
Granted	66,821	49.62
Performance criteria adjustment	13,735	53.96
Vested	(36,394)	53.96
RSUs at June 30, 2024	137,240	$52.83
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $0.4 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $1.1 million and $1.5 million, respectively.

Note 4. Equity
On April 29, 2022, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. The Company sold 1,000,000 shares of common stock through its at-the-market equity program and raised proceeds of $52.0 million, net of $0.5 million in commissions paid under the equity distribution agreement, during the three and six months ended June 30, 2024.
During the three months ended June 30, 2023, the Company sold 1,699,849 shares of common stock through its at-the market equity program and raised proceeds of $94.5 million, net of $1.0 million in sales commissions. During the six months ended June 30, 2023, the Company sold 2,025,891 shares of common stock through its at-the-market equity program and raised proceeds of $112.7 million, net of $1.1 million in sales commissions.
The Company’s changes in total equity for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2024	57,724	$577	$876,583	$549,573	$—	$3,579	$1,430,312
Net income	—	—	—	69,917	—	(227)	69,690
Issuance of common stock	55	1	1,506	—	—	—	1,507
Repurchase of common stock	(25)	—	(1,142)	—	—	—	(1,142)
Dividends paid on common stock ($0.2800 per share)	—	—	—	(16,164)	—	—	(16,164)
Adjustment for unrecoverable pension benefit plan costs	—	—	—	—	(13,663)	—	(13,663)
Amounts reclassified to earnings (a)	—	—	—	—	297	—	297
Investment in business with noncontrolling interest	—	—	(53)	—	—	53	—
Balance at March 31, 2024	57,754	578	876,894	603,326	(13,366)	3,405	1,470,837
Net income	—	—	—	40,551	—	(174)	40,377
Issuance of common stock	1,073	10	52,923	—	—	—	52,933
Repurchase of common stock	(2)	—	(93)	—	—	—	(93)
Dividends paid on common stock ($0.2800 per share)	—	—	—	(16,172)	—	—	(16,172)
Amounts reclassified to earnings (a)	—	—	—	—	298	—	298
Investment in business with noncontrolling interest	—	—	(348)	—	—	348	—
Distribution to noncontrolling interest	—	—	—	—	—	(489)	(489)
Balance at June 30, 2024	58,825	$588	$929,376	$627,705	$(13,068)	$3,090	$1,547,691
(a) This accumulated other comprehensive loss component is included in the computation of net periodic costs for the Company’s supplemental executive retirement plan (SERP), specifically the following components: amortization of unrecognized (gain) loss and amortization of prior service credit.

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interests	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2023	55,598	$556	$760,336	$556,698	$4,804	$1,322,394
Net loss	—	—	—	(22,211)	(123)	(22,334)
Issuance of common stock	420	4	17,380	—	—	17,384
Repurchase of common stock	(27)	—	—	—	—	—
Dividends paid on common stock ($0.2600 per share)	—	—	—	(14,456)	—	(14,456)
Investment in business with noncontrolling interest	—	—	(111)	—	111	—
Balance at March 31, 2023	55,991	560	777,605	520,031	4,792	1,302,988
Net income (loss)	—	—	—	9,556	(109)	9,447
Issuance of common stock	1,713	17	96,482	—	—	96,499
Repurchase of common stock	(2)	—	(108)	—	—	(108)
Dividends paid on common stock ($0.2600 per share)	—	—	—	(14,571)	—	(14,571)
Investment in business with noncontrolling interest	—	—	(56)	—	56	—
Distribution to noncontrolling interest	—	—	—	—	(288)	(288)
Balance at June 30, 2023	57,702	$577	$873,923	$515,016	$4,451	$1,393,967
In Cal Water’s 2021 GRC decision that was issued in March of 2024, SERP expenses were not approved to be recovered from customers for the years 2023, 2024 and 2025. Without regulatory recovery, Cal Water no longer meets the regulatory asset recognition criteria to record the unrecognized prior service costs and actuarial gain and loss amounts related to the SERP as a regulatory asset. The Company has applied compensation recognition guidance and recorded the unrecognized prior service costs and actuarial gains and losses to accumulated other comprehensive loss. In the first quarter of 2024, the Company reclassified $13.7 million to accumulated other comprehensive loss, which is Cal Water’s cumulative portion of the regulatory asset.
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
Cash contributions made by the Company to the pension plans were $0.2 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. No cash contributions were made by the Company to the other postretirement benefit plans for the six months ended June 30, 2024. The Company made cash contributions of $0.2 million to the other postretirement benefit plans for the six months ended June 30, 2023. The Company estimates in 2024 that the annual contribution to the pension plans will be $0.7 million and the annual contribution to the other postretirement plans will be $0.2 million.
The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified SERP. The data listed under “other benefits” is for all other postretirement benefits.

	Pension Plan		Other Benefits
	Three Months Ended June 30,
	2024	2023	2024	2023
Service cost	$5,648	$6,046	$1,520	$1,126
Interest cost	8,881	8,746	1,684	1,297
Expected return on plan assets	(13,236)	(13,421)	(2,987)	(2,636)
Amortization of prior service cost	131	131	39	39
Recognized net actuarial (gain) loss	189	(637)	(198)	(581)
Net periodic benefit cost (credit)	$1,613	$865	$58	$(755)

	Pension Plan		Other Benefits
	Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$11,296	$12,092	$3,040	$2,252
Interest cost	17,762	17,492	3,368	2,595
Expected return on plan assets	(26,472)	(26,842)	(5,974)	(5,271)
Amortization of prior service cost	262	262	78	77
Recognized net actuarial (gain) loss	378	(1,274)	(396)	(1,163)
Net periodic benefit cost (credit)	$3,226	$1,730	$116	$(1,510)

Service cost portion of the pension plan and other postretirement benefits is recognized in administrative and general expenses within the unaudited Condensed Consolidated Statements of Operations. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as other components of net periodic benefit cost within the unaudited Condensed Consolidated Statements of Operations.
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
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of June 30, 2024, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.
Outstanding borrowings on the Company lines of credit as of June 30, 2024 and December 31, 2023 were $25.0 million and $50.0 million, respectively. Outstanding borrowings on the Cal Water lines of credit as of June 30, 2024 and December 31, 2023 were $220.0 million and $130.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the six months ended June 30, 2024 was 6.38% compared to 5.78% for the same period last year.

Note 7. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$9,995	$1,774	$26,854	$(2,076)
Income tax expense increased $8.2 million to $10.0 million for the three months ended June 30, 2024 as compared to $1.8 million for the three months ended June 30, 2023, primarily due to an increase in pre-tax operating income which resulted from the 2021 GRC decision.
Income tax expense increased $29.0 million to $26.9 million for the six months ended June 30, 2024 as compared to $2.1 million tax benefit for the six months ended June 30, 2023, primarily due to an increase in pre-tax operating income, which resulted from the 2021 GRC decision.
The Company’s effective tax rate was 19.6% and 14.9% before discrete items as of June 30, 2024 and June 30, 2023. The increase in the effective tax rate was primarily due to the recognition of income related to the 2021 GRC decision.
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this new law temporarily disallows the use of net operating loss for years beginning in 2024 through 2026. As a result of the passage of SB 167, the Company accrued approximately $9.4 million of California income taxes for the six months ended June 30, 2024.
The Company had unrecognized tax benefits of approximately $17.0 million and $14.4 million as of June 30, 2024 and 2023, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2024 and 2023, is $5.1 million and $4.6 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 8. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of June 30, 2024 and December 31, 2023:

	Recovery Period	June 30, 2024	December 31, 2023
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	$158,486	$158,486
IRMA long-term accounts receivable	1 - 2 years	92,065	3,430
MWRAM	1 year	38,566	—
Other accrued benefits	Indefinite	26,917	25,363
Asset retirement obligations, net	Indefinite	28,311	26,686
Tank coating	Various	20,480	19,602
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	10,015	2,459
Net WRAM and Modified Cost Balancing Account (MCBA) long-term accounts receivable	Various	5,199	10,738
Pension Cost Balancing Account (PCBA)	Various	4,829	4,182
Recoverable property losses	Various	2,791	3,121
Other regulatory assets	Various	9,839	3,554
Total Regulatory Assets		$397,498	$257,621
Regulatory Liabilities
Cost of removal		$464,980	$447,356
Future tax benefits due to customers		118,051	118,051
Pension and retiree group health		102,120	88,728
Other components of net periodic benefit cost		15,160	10,348
PCBA		12,642	8,972
Incremental cost balancing account (ICBA)		12,704	—
IRMA long-term regulatory liability		8,032	—
Health Cost Balancing Account (HCBA)		3,606	3,242
Net WRAM and MCBA long-term payable		2,860	2,071
Conservation Expense Balancing Account		1,058	1,200
RSF regulatory liability		—	2,116
Other regulatory liabilities		1,629	1,633
Total Regulatory Liabilities		$742,842	$683,717
The IRMA regulatory asset increase was for the additional amount the Company would have billed customers in 2023 and the first five months of 2024 had the 2021 GRC been approved on time. The IRMA regulatory liability represents additional CAP and RSF credits the Company would have provided to customers in 2023 and the first five months of 2024 had the 2021 GRC been approved on time.
The MWRAM regulatory asset represents the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect.
The ICBA tracks differences between the authorized prices of water production costs and actual prices of water production costs. During the six months ended June 30, 2024, the Company recorded a regulatory liability for certain service territories of $12.7 million as the authorized water production costs were higher than actual water production costs. The Company also recorded a regulatory asset for certain service territories of $3.5 million as the authorized water production costs were lower than actual water production costs. The ICBA regulatory asset is part of “Other regulatory assets” in the table above.
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $5.5 million as of June 30, 2024 and $64.2 million as of December 31, 2023. The short-term regulatory assets as of June 30, 2024 and December 31, 2023, primarily consisted of net WRAM and MCBA, and PCBA receivables and are included in current assets as part of regulatory balancing accounts on the unaudited Condensed Consolidated Balance Sheets.

The short-term portion of regulatory liabilities were $12.8 million as of June 30, 2024 and $21.5 million as of December 31, 2023. The short-term regulatory liabilities as of June 30, 2024 and December 31, 2023, primarily consisted of Tax Cuts and Jobs Act regulatory liabilities and HCBA liabilities and are included in current liabilities as part of regulatory balancing accounts on the unaudited Condensed Consolidated Balance Sheets.
Note 9. Commitments and Contingencies
Commitments
The Company has long-term commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
On August 16, 2022, BVRT, a majority owned subsidiary of Texas Water, through BVRT’s wholly owned subsidiary, Camino Real Utility (Camino Real), entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA). The Company has provided a limited guarantee to GBRA for agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real. GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of June 30, 2024, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the unaudited Condensed Consolidated Balance Sheets. The Company currently expects the committed cash to be transferred to GBRA before the end of 2024.
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
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of June 30, 2024 and December 31, 2023, the Company recognized a liability of $4.1 million and $6.0 million, respectively, primarily due to potable water main leaks and other work related legal matters.
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

	June 30, 2024
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,052,975	$—	$910,335	$—	$910,335

	December 31, 2023
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,053,440	$—	$965,444	$—	$965,444

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise stated)
FORWARD-LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this quarterly report include, but are not limited to, statements describing our intention, indication or expectation regarding dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, regulatory compliance, decisions, approvals, authorizations, requirements or other actions, including Cal Water’s general rate case (GRC) filed on July 8, 2024 (2024 GRC), rate amounts, cost recovery or refunds, certain per- and polyfluoroalkyl substances (PFAS) regulations, and associated impacts, such as our expected or estimated revenue, our intentions regarding recovery billing, our expectations regarding regulatory asset and operating revenue recognition, sources of funding or capital requirements, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, estimates relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations regarding stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our expectations regarding funds received from the Extended Program, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings or our intentions or anticipations regarding our sources of funding, capital structure or capital allocation plans. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•the outcome and timeliness of regulatory commissions’ actions concerning rate relief and other matters, including with respect to the 2024 GRC;
•changes in regulatory commissions’ policies and procedures, such as the California Public Utilities Commission (CPUC)’s decision in 2020 to preclude companies from proposing fully decoupled Water Revenue Adjustment Mechanisms (WRAM) (which impacted Cal Water’s GRC decision (the 2021 GRC) and its most recent 2024 GRC filing);
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
In light of these risks, uncertainties, and assumptions, investors are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report or as of the date of any document incorporated by reference in this quarterly report, as applicable. When considering forward-looking statements, investors should keep in mind the cautionary statements in this quarterly report and the documents incorporated by reference. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report on Form 10-K). They include:
•revenue recognition;
•regulated utility accounting;

•income taxes; and
•pensions, which include the supplemental executive retirement plan (SERP) and the postretirement health care benefit plan.
For the six months ended June 30, 2024, besides the change noted below there were no other changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
Pension
As a result of Cal Water’s 2021 GRC decision that was issued in March of 2024, SERP expenses were disallowed to be recovered from customers. At this time, we believe it is not probable that future SERP costs will be recovered in future rates for the three-year period in which the 2021 GRC is in effect. As a result, as of March 31, 2024, we have reclassified our SERP regulatory asset for Cal Water to accumulated other comprehensive loss in accordance with generally accepted accounting principles.
CALIFORNIA EXTENDED WATER AND WASTEWATER ARREARAGES PAYMENT PROGRAM (Extended Program)
The California Water and Wastewater Arrearages Payment Program was created by the California Legislature to be administered by the Water Board in order to provide relief to community water and wastewater systems for unpaid bills (arrearages) related to the COVID-19 pandemic.
In 2023, the Extended Program was established and extended the relief period to include arrearages accrued from June 16, 2021 to December 31, 2022. In response to the Extended Program, Cal Water submitted an application for $82.0 million in eligible customer arrearages and $1.0 million in program administrative costs which was approved by the Water Board. Cal Water received the funds in April of 2024 and applied $57.5 million of the funds to eligible past due customer balances during the second quarter of 2024. The remaining balance is expected to be returned to the Water Board in the fourth quarter of 2024.
RESULTS OF OPERATIONS
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the three months ended June 30, 2024 was $40.6 million or $0.70 earnings per diluted common share, compared to net income of $9.6 million or $0.17 earnings per diluted common share for the three months ended June 30, 2023. The $31.0 million increase in net income was primarily due to an increase in operating revenue of $50.3 million primarily due to rate increases and an increase in accrued unbilled revenue. Accrued unbilled revenue increased due to an increase in rates and an increase in unbilled days. The revenue increase was partially offset by an increase in total operating expenses of $18.0 million. The total operating expense increase was primarily due to an increase in water production costs of $6.8 million, depreciation and amortization expenses of $3.1 million, and income tax expense of $8.4 million.
Net income attributable to California Water Service Group for the six months ended June 30, 2024 was $110.5 million or $1.90 earnings per diluted common share, compared to net loss of $12.7 million or $0.23 loss per diluted common share for the six months ended June 30, 2023. The $123.1 million increase in net income was primarily due to an increase in operating revenue of $189.9 million primarily as a result of the cumulative adjustment for the impacts of the 2021 GRC, retroactive to January 1, 2023. The revenue increase was partially offset by an increase in total operating expenses of $62.3 million. The total operating expense increase was primarily due to an increase in water production costs of $16.0 million, increases in other operations expenses of $10.1 million, an increase in income tax expense of $29.5 million, and an increase in depreciation and amortization expenses of $6.1 million.
Operating Revenue
For the three months ended June 30, 2024, operating revenue increased $50.3 million, or 25.9%, to $244.3 million as compared to the three months ended June 30, 2023.
For the six months ended June 30, 2024, operating revenue increased $189.9 million, or 58.4%, to $515.0 million as compared to the six months ended June 30, 2023.

The sources of the change in operating revenue were:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 vs. 2023	2024 vs. 2023
Net change due to rate changes, usage, and other (1)	$32,094	$46,080
Interim Rates Memorandum Account (IRMA) revenue (2)	7,932	88,596
Monterey-Style Water Revenue Adjustment Mechanism (MWRAM) revenue (3)	8,205	39,271
Deferred revenue (4)	2,024	15,957
Net operating revenue increase	$50,255	$189,904
1.The net change due to rate changes, usage, and other for the three months ended June 30, 2024 was primarily due to rate increases of $19.3 million and an increase in accrued unbilled revenue of $10.4 million due to increases in rates and unbilled days. For the six months ended June 30, 2024, the net change due to rate changes, usage, and other was primarily driven by rate increases of $31.6 million, an increase in accrued unbilled revenue of $5.8 million due to increases in rates and unbilled days, and a 2% increase in customer usage.
2.Due to the delay in the resolution of the 2021 GRC, the CPUC authorized Cal Water to track in an IRMA the variances between actual customer billings and those that would have been billed assuming the 2021 GRC had been effective January 1, 2023. Such variances are recorded as regulatory balancing account revenue. The 2021 GRC was approved in March of 2024 and final rates for the 2021 GRC were implemented on May 31, 2024. As a result, Cal Water recorded IRMA revenue of $7.9 million for the three months ended June 30, 2024. For the six months ended June 30, 2024, Cal Water recorded IRMA revenue of $88.6 million of which $67.6 million is attributable to 2023, including $17.3 million and $28.4 million that was attributable to the three and six months ended June 30, 2023.
3.MWRAM revenue is the variance between actual metered sales billed through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. In March of 2024, Cal Water received approval of the 2021 GRC which authorized the use of the MWRAM effective January 1, 2023. As a result, Cal Water recorded MWRAM revenue of $8.2 million for the three months ended June 30, 2024. For the six months ended June 30, 2024, Cal Water recorded MWRAM revenue of $39.3 million of which $17.4 million is attributable to 2023, including $7.4 million and $18.0 million that was attributable to the three and six months ended June 30, 2023.
4.Deferred revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which the sales transaction has already occurred. Deferred revenue for the three months ended June 30, 2024 decreased due to a decrease in the amount expected to be collected beyond 24 months. Deferred revenue for the six months ended June 30, 2024 decreased as we applied $46.0 million from the Extended Program against certain eligible WRAM receivables during the first six months of 2024.
Total Operating Expenses
For the three months ended June 30, 2024, total operating expenses increased $18.0 million, or 10.1%, to $196.1 million, as compared to $178.1 million for the three months ended June 30, 2023. The increase was primarily due to increases in water production costs, depreciation and amortization, and income tax expense.
For the six months ended June 30, 2024, total operating expenses increased $62.3 million, or 19.1%, to $389.0 million, as compared to $326.7 million for the six months ended June 30, 2023. The increase was primarily due to increases in water production costs, other operations, depreciation and amortization, and income tax expense.

Sources of Supply
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Well production	49%	48%	51%	48%
Purchased	45%	47%	45%	48%
Surface	6%	5%	4%	4%
Total	100%	100%	100%	100%
Water Production Costs
Water production costs increased $6.8 million, or 9.6%, for the three months ended June 30, 2024 as compared to the same period last year primarily due to an increase in wholesale rates and higher customer usage.
Water production costs increased $16.0 million, or 12.7%, for the six months ended June 30, 2024 as compared to the same period last year primarily due recording a cumulative adjustment of $9.2 million for the impacts of the 2021 GRC and increases in wholesale rates and customer usage. For the six months ended June 30, 2024, we recorded $6.5 million of water production costs for the Incremental Cost Balancing Accounts (ICBA) attributable to fiscal year 2023, including $1.7 million and $2.9 million, respectively, attributable to water production costs during the three and six months ended June 30, 2023.
The components of water production costs are shown in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Purchased water	$59,939	$55,930	$4,009	$100,167	$98,668	$1,499
Purchased power	12,814	10,831	1,983	22,846	19,221	3,625
Pump taxes	5,300	4,106	1,194	10,346	7,986	2,360
ICBA	(409)	—	(409)	8,470	—	8,470
Total	$77,644	$70,867	$6,777	$141,829	$125,875	$15,954
Other Operations
Other operations expenses increased $10.1 million, or 23.9%, for the six months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily due to the recognition of $13.6 million of costs associated with recognized deferred WRAM revenue, which was partially offset by a $4.2 million decrease in bad debt expense as a result of applying arrearage funds to eligible, previously written-off accounts.
Depreciation and Amortization
Depreciation and amortization expense increased $3.2 million and $6.1 million for the three and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to utility plant placed in service in 2023.
Income Tax Expense
Income tax expense increased $8.4 million and $29.5 million for the three and six months ended June 30, 2024, respectively as compared to the same periods in 2023. The increases in income tax expense were primarily due to an increase in pre-tax operating income for the three and six months ended June 30, 2024 compared to the same period in 2023 attributable to the recognition of income related to the 2021 GRC decision in 2024.

REGULATORY MATTERS
California Regulatory Activity
2024 GRC Application
On July 8, 2024, Cal Water submitted Infrastructure Improvement Plans for its California districts from 2025-2027 in its 2024 GRC application with the CPUC. The application also proposes a Low-Use Water Equity Program, that would, if approved as filed, decouple revenue from water sales, to assist low-water-using, lower-income customers.
The required, triennial filing begins an approximately 18-month review process by the CPUC, which will analyze the Infrastructure Improvement Plans, operating budget proposals, and a Low-Use Water Equity Program to establish water rates for 2026-2028 that reflect the actual cost of providing safe, reliable water service. Associated rates set by the CPUC would become effective no sooner than January 2026.
In the plans, Cal Water proposes to invest more than $1.6 billion in its districts from 2025-2027, including approximately $1.3 billion of newly proposed capital investments. About 46% of the proposed new infrastructure improvements are to replace aging water pipelines, which such improvements are designed to enhance water supply reliability to support customers’ and firefighters’ everyday and emergency needs. The plans also include, among other projects:
•Water quality upgrades to treat for existing and newly regulated contaminants.
•Infrastructure replacements to help ensure reliable delivery of water service.
•Equipment such as generators to help withstand power outages and shutoffs, and solar installation projects to help reduce Cal Water’s dependency on the electric power grid and lessen its environmental footprint.
•Physical and cyber security and safety enhancements to help protect facilities, customers, and employees.
•Water supply initiatives to help safeguard long-term reliability and sustainability of water sources.
•Advanced Metering Infrastructure to aid conservation efforts and enhance water-use efficiency.
Cal Water’s proposed Low-Use Water Equity Program would, if approved as filed, decouple revenue from water sales across its regulated service areas. The program is designed to work in conjunction with Cal Water’s proposed four-tier rate design and sales forecast proposals to enhance affordability—particularly for low-use and low-income customers—plus reinforce conservation goals, while providing the utility an opportunity to recover its authorized revenue requirement in a timely manner.
To support these investments, Cal Water has proposed to change 2024 rates to increase 2026 total revenue by $140.6 million, or 17.1%. Cal Water also proposes rate increases of $74.2 million, or 7.7%, in 2027; and $83.6 million, or 8.1%, in 2028.
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
The decision authorizes Cal Water to invest approximately $1.2 billion from 2021 through 2024 in water system infrastructure projects that we believe are needed to continue providing safe, reliable water service to customers throughout California. This also includes approximately $160 million of infrastructure projects that may be submitted for recovery via the CPUC’s advice letter process.
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
On April 1, 2024, Cal Water submitted an advice letter requesting an increase in annual revenue of $42.5 million for all of its rate making areas (besides Grand Oaks) effective May 1, 2024. The advice letter was approved and included the effects of the expense offsets of $4.7 million and cost of capital filing of $11.4 million that were implemented on January 1, 2024, as well as $5.8 million in rate base offsets that were effective on May 1, 2024. The remaining $20.6 million increase was primarily due to 2024 escalations. Cal Water implemented the new rates incorporating all these items on May 31, 2024.
2021 GRC IRMA
The 2021 GRC was approved in March of 2024 and final rates for the 2021 GRC were implemented on May 31, 2024; as a result, Cal Water calculated and recorded a regulatory asset of $88.6 million and a corresponding increase to revenue for the difference between final rates and interim rates for all of 2023 and the first five months of 2024. Cal Water also recorded a regulatory liability of $8.0 million and a corresponding increase to regulatory assets for Customer Assistance Program (CAP) and Rate Support Fund (RSF) program credits that would have been given to customers had the rate case been approved on time. Cal Water expects to file an advice letter to recover/refund these balances in the third quarter of 2024 with the recovery/refund rates expected to be implemented in the fourth quarter of 2024.
Rate Base Offset Requests
For construction projects authorized in the 2021 GRC as advice letter projects, Cal Water is allowed to request rate base offsets to increase revenues after the project goes into service. In March of 2024, Cal Water submitted a $39.1 million rate base offset advice letter to recover $5.8 million of annual revenue increases in all of its regulated districts. The new rates were implemented on May 31, 2024, as discussed above.
Per- and Polyfluoroalkyl Substances Memorandum Account (PFAS MA)
On April 18, 2024, the CPUC dismissed without prejudice Cal Water’s application requesting authorization to modify a previously approved PFAS-expense memorandum account to include capital investments related to PFAS compliance for future recovery. The dismissal does not preclude Cal Water from seeking regulatory recovery for its capital investments. Cal Water may seek recovery through a separate application or a GRC application. Cal Water expects to refile its application by the end of 2024.
California Supreme Court Decision on WRAM
The CPUC issued a decision effective August 27, 2020 requiring that Class A water utilities submitting GRC filings after the effective date be precluded from proposing the use of a full decoupling WRAM in their next GRCs. In September 2020, Cal Water filed an Application for Rehearing at the CPUC seeking to reverse the August 27, 2020 CPUC decision. In September 2021, the CPUC denied the Application for Rehearing. On or about October 27, 2021, Cal Water along with four other Class A California water utilities filed Petitions for a Writ of Review with the California Supreme Court (Court). On May 18, 2022, the Court issued writs granting review and ordered the CPUC and other filing parties to submit additional pleadings to the Court. The final pleadings were submitted on January 13, 2023. Oral arguments were made on May 8, 2024 and, on July 8, 2024, the Court issued a unanimous decision voiding the WRAM provisions in the August 27, 2020 CPUC decision. As a result, Cal Water and other Class A water utilities submitting GRC filings are no longer precluded from proposing the use of a full decoupling WRAM in their GRCs, as reflected in the 2024 GRC filing.
LIQUIDITY
Cash Flow from Operating Activities
During the six months ended June 30, 2024, we generated cash flow from operations of $120.9 million compared to $37.5 million for the same period in 2023. The increase in the first six months of 2024 as compared to the same period in 2023 is primarily due to the receipt of $83.0 million from the Extended Program, as discussed above. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
The increase in net income for the six months ended June 30, 2024 as compared to the same period from prior year was primarily due to the recording of $127.9 million of operating revenue for the MWRAM and IRMA during the first six months of 2024 due to the resolution of the 2021 GRC. There was an associated increase to regulatory assets related to MWRAM and IRMA operating revenue. The Company intends to begin billing for the recovery of these regulatory assets in the fourth quarter of 2024.
During the six months ended June 30, 2024, we made cash contributions of $0.2 million to our employee pension plan and did not make any cash contribution to our other postretirement benefit plans. During the six months ended June 30, 2023, we made cash contributions of $2.9 million and $0.2 million, respectively, to our pension plans and to our other postretirement benefit plans. The 2024 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $0.7 million and $0.2 million, respectively.
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
Cash Flow from Investing Activities
During the six months ended June 30, 2024 and 2023, we used $214.4 million and $177.2 million, respectively, of cash for Company-funded and developer-funded utility capital expenditures. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2024, our utility capital expenditures are estimated to be $365.0 million, which excludes an estimated $20.0 million of developer-funded capital expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 was $91.1 million compared to $144.4 million for the same period in 2023. For 2024, this includes our issuance of $52.0 million of Company common stock through our at-the-market equity program and $1.4 million through our employee stock purchase plan. For 2023, this includes our issuance of $112.7 million of Company common stock through our at-the-market equity program and $1.2 million through our employee stock purchase plan.
During the six months ended June 30, 2024 and 2023, we borrowed $295.0 million and $150.0 million, respectively, on our unsecured revolving credit facilities. We made repayments on our unsecured revolving credit facilities of $230.0 million and $90.0 million during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2023, we also paid $1.6 million in issuance costs for the Company and Cal Water facilities entered into on March 31, 2023.
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
The net IRMA, MWRAM, WRAM and Modified Cost Balancing Account receivable balances were $134.2 million and $91.6 million as of June 30, 2024 and 2023, respectively. The receivable balances were primarily financed by Cal Water using short-term and long-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short and long-term financing rates.
Short-term and Long-term Financing
During the six months ended June 30, 2024, we utilized cash generated from operations and temporary borrowings on our previous unsecured revolving credit facilities to fund operations and capital investments.
In future periods, management anticipates funding our utility plant needs through a balance of long term debt and equity.
Short-term liquidity is provided by the Company and Cal Water facilities and internally generated funds. Long-term financing is accomplished through the use of both debt and equity. The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company facility. Cal Water may borrow up to $400.0 million under the Cal Water facility; however, all borrowings must be repaid within 24 months as authorized by the CPUC. The proceeds from the Company and Cal Water facilities may be used for working capital purposes.
As of June 30, 2024 and December 31, 2023, short-term borrowings of $245.0 million and $180.0 million, respectively, were outstanding on the Company and Cal Water facilities.

Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of unrestricted cash are maintained for Washington Water, New Mexico Water, Hawaii Water and Texas Water.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of June 30, 2024, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
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

Summarized Statement of Operations
(in thousands)	Six Months Ended June 30, 2024		Twelve Months Ended December 31, 2023
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$477,916	$—	$720,577	$—
Gross profit	$344,693	$—	$449,221	$—
Income from operations	$129,989	$492	$82,157	$590
Equity in earnings of guarantor	$—	$97,457	$—	$49,998
Net income	$115,099	$99,004	$57,168	$51,376

Summarized Balance Sheet Information
(in thousands)	As of June 30, 2024		As of December 31, 2023
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$188,903	$4,548	$213,469	$10,126
Intercompany receivable from Non-guarantors	3,471	72,137	3,664	44,882
Other assets	615,878	1,262,265	479,642	1,190,076
Long-term intercompany receivable from Non-issuers	—	81,301	—	82,610
Net utility plant	3,633,476	—	3,487,788	—
Total assets	$4,441,728	$1,420,251	$4,184,563	$1,327,694

Current liabilities	$458,529	$25,498	$351,964	$53,069
Intercompany payable to Non-guarantors and Guarantor	4,466	2,398	—	—
Long-term debt	1,051,645	—	1,052,350	—
Other liabilities	1,672,466	3,250	1,595,852	3,068
Total liabilities	$3,187,106	$31,146	$3,000,166	$56,137
Dividends
During the six months ended June 30, 2024, our quarterly common stock dividend payments were $0.56 per share compared to $0.52 per share for the six months ended June 30, 2023. For the full year 2023, the payout ratio was 113.8% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income.
At the July 31, 2024 meeting, the Company’s Board of Directors declared the third quarter dividend of $0.28 per share payable on August 23, 2024, to stockholders of record on August 12, 2024. This was our 318th consecutive quarterly dividend.
2024 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $200.0 million and $400.0 million, respectively, for short-term borrowings. As of June 30, 2024, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $175.0 million and $180.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $26.26 at June 30, 2024 compared to $24.72 at December 31, 2023. There were approximately 1,738 stockholders of record for our common stock as of May 6, 2024.
Utility Plant Expenditures
During the six months ended June 30, 2024, utility plant expenditures totaled $214.4 million for Company-funded and developer-funded projects. For 2024, we estimate utility capital expenditures to be $365.0 million, which excludes an estimated $20.0 million of developer-funded capital expenditures.
As of June 30, 2024, construction work in progress was $354.0 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our average annual groundwater extraction from adjudicated groundwater basins approximates

6.7 billion gallons or 13.1% of our total average annual (2022-2023) water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our average annual groundwater extraction from managed groundwater basins approximates 29.7 billion gallons or 57.6% of our total average annual water supply pumped from wells. Our average annual groundwater extraction from unmanaged groundwater basins approximates 15.1 billion gallons or 29.3% of our total average annual water supply pumped from wells. Many managed groundwater basins we extract water from have groundwater recharge facilities for which we financially support the recharge activities by paying well pump taxes. For the six months ended June 30, 2024 and 2023, our well pump taxes were $10.3 million and $8.0 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGMA). The law and its implementing regulations required most basins to create a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGMA provisions are fully implemented, all the Company’s California groundwater will be produced from sustainably managed and/or adjudicated basins.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of July 17, 2024, the State of California snowpack water content for the 2023-2024 water year was 90% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 84% and 80%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2024 and thereafter. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes or by installing the best available technologies.
On May 31, 2018, California’s Governor signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that were intended to establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five-year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. The Water Board, in conjunction with the California Department of Water Resources, has adopted long-term water use standards for indoor residential use, outdoor residential use, water losses, and other uses. Cal Water is also required to calculate and report on urban water use targets each year, that compares actual urban water use to the targets. Management believes that Cal Water is well positioned to comply with all such regulations.
In April of 2024, the U.S. Environmental Protection Agency (EPA) finalized a National Primary Drinking Water Regulation establishing legally enforceable levels, known as maximum contaminant levels (MCLs), for six PFAS in drinking water. Under the PFAS regulation, water utilities across the country are required to complete initial PFAS monitoring by 2027 and to implement treatment for sources exceeding the MCL by 2029. We estimate a capital investment of approximately $226.0 million will be required to comply with the regulation.
On April 17, 2024, the Water Board adopted an MCL of 10 parts per billion for Chromium-6 in drinking water. Our water systems in California will be required to comply with the regulation within two to four years. We developed and installed treatment for this contaminant at most of our impacted water sources when the same MCL was originally set in 2014, which was subsequently vacated for administrative reasons. After the MCL was vacated, we continued to treat our impacted water systems. We anticipate installing treatment for the remaining impacted sources before the regulatory deadline.

CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2024, there were no material changes in contractual obligations outside the normal course of business.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)

3.3	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.3 to the Quarterly Report on Form 10-Q filed July 28, 2022)

3.4	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.4 to the Quarterly Report on Form 10-Q filed July 27, 2023)

3.5	Amended and Restated Bylaws of California Water Service Group, as amended on February 28, 2024 (Exhibit 3.5 to the Annual Report on Form 10-K filed February 29, 2024)

4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.

10.1	California Water Service Group 2024 Equity Incentive Plan (Exhibit 99.1 to the Registration Statement on Form S-8 filed May 29, 2024)*

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from this Quarterly Report on Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to the Condensed Consolidated Financial Statements, and (v) Part II, Item 5(c).

104	The cover page from this Quarterly Report on Form 10-Q formatted in iXBRL (included as Exhibit 101)
_______________________________________________________________
*    Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

August 1, 2024	By:	/s/ James P. Lynch
James P. Lynch
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)