Form 10-Q
period 2024-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2024-10-31
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 21, 2024, there were 59,473,289 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except per share data)

	September 30, 2024	December 31, 2023
ASSETS
Utility plant:
Utility plant	$5,263,692	$4,925,483
Less accumulated depreciation and amortization	(1,222,808)	(1,152,228)
Net utility plant	4,040,884	3,773,255
Current assets:
Cash and cash equivalents	59,556	39,591
Restricted cash	45,641	45,375
Receivables:
Customers, net	81,075	59,349
Regulatory balancing accounts	59,095	64,240
Other, net	20,254	16,431
Accrued and unbilled revenue, net	55,971	36,999
Materials and supplies	19,872	16,170
Taxes, prepaid expenses, and other assets	21,487	18,130
Total current assets	362,951	296,285
Other assets:
Regulatory assets	340,419	257,621
Goodwill	37,039	37,039
Other	233,615	231,333
Total other assets	611,073	525,993
TOTAL ASSETS	$5,014,908	$4,595,533
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 59,473 and 57,724 outstanding on September 30, 2024 and December 31, 2023, respectively	$595	$577
Additional paid-in capital	965,278	876,583
Retained earnings	671,913	549,573
Accumulated other comprehensive loss	(9,197)	—
Noncontrolling interests	3,043	3,579
Total equity	1,631,632	1,430,312
Long-term debt, net	1,051,585	1,052,768
Total capitalization	2,683,217	2,483,080
Current liabilities:
Current maturities of long-term debt, net	890	672
Short-term borrowings	260,000	180,000
Accounts payable	171,501	157,305
Regulatory balancing accounts	24,133	21,540
Accrued interest	17,131	6,625
Accrued expenses and other liabilities	97,074	64,197
Total current liabilities	570,729	430,339
Deferred income taxes	365,598	352,762
Regulatory liabilities	734,925	683,717
Pension	83,412	82,920
Advances for construction	201,417	199,448
Contributions in aid of construction	292,540	286,491
Other	83,070	76,776
Commitments and contingencies (Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$5,014,908	$4,595,533

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenue	$299,563	$254,976	$814,611	$580,120
Operating expenses:
Operations:
Water production costs	95,091	92,347	236,920	218,222
Administrative and general	35,453	34,216	103,091	105,177
Other operations	33,618	32,331	86,169	74,758
Maintenance	9,264	8,930	26,064	24,063
Depreciation and amortization	33,065	29,897	98,887	89,636
Income tax expense (benefit)	15,483	3,949	39,710	(1,366)
Property and other taxes	10,841	9,832	30,962	27,731
Total operating expenses	232,815	211,502	621,803	538,221
Net operating income	66,748	43,474	192,808	41,899
Other income and expenses:
Non-regulated revenue	4,133	4,535	14,744	13,643
Non-regulated expenses	(934)	(5,992)	(7,013)	(11,224)
Other components of net periodic benefit credit	4,451	4,776	12,062	14,753
Allowance for equity funds used during construction	1,691	1,387	5,252	4,146
Income tax expense on other income and expenses	(1,939)	(1,063)	(4,566)	(4,302)
Net other income	7,402	3,643	20,479	17,016
Interest expense:
Interest expense	14,384	13,482	45,024	39,791
Allowance for borrowed funds used during construction	(788)	(690)	(2,358)	(2,314)
Net interest expense	13,596	12,792	42,666	37,477
Net income	60,554	34,325	170,621	21,438
Net loss attributable to noncontrolling interest	(126)	(113)	(527)	(345)
Net income attributable to California Water Service Group	$60,680	$34,438	$171,148	$21,783
Earnings per share:
Basic	$1.03	$0.60	$2.93	$0.38
Diluted	$1.03	$0.60	$2.93	$0.38
Weighted average shares outstanding:
Basic	58,931	57,704	58,321	56,695
Diluted	58,982	57,740	58,358	56,731

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$60,554	$34,325	$170,621	$21,438
Other comprehensive income (loss):
Unrecoverable pension benefit plan costs, net of taxes of $3,823, $0, $3,823 and $0, respectively	3,823	—	(9,840)	—
Amortization of defined benefit pension plans, net of taxes of $250, $0, $250 and $0, respectively	48	—	643	—
Other comprehensive income (loss), net of tax	3,871	—	(9,197)	—
Comprehensive income	64,425	34,325	161,424	21,438
Comprehensive loss attributable to noncontrolling interest	(126)	(113)	(527)	(345)
Comprehensive income attributable to California Water Service Group	$64,551	$34,438	$161,951	$21,783

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$170,621	$21,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,541	91,131
Change in value of life insurance contracts	(4,921)	(712)
Allowance for equity funds used during construction	(5,252)	(4,146)
Changes in operating assets and liabilities:
Receivables and accrued and unbilled revenue	(64,252)	(6,063)
Water Arrearages Payment Program cash received	83,039	—
Water Arrearages Payment Program cash returned	(25,173)	—
Accounts payable	10,053	8,865
Other current assets	(6,311)	(356)
Other current liabilities	36,571	14,791
Other changes in noncurrent assets and liabilities	(72,134)	18,560
Net cash provided by operating activities	222,782	143,508
Investing activities:
Utility plant expenditures	(332,164)	(274,129)
Life insurance proceeds	1,426	—
Purchase of life insurance contracts	(3,935)	(2,681)
Asset acquisition	(252)	(2,816)
Other	48	—
Net cash used in investing activities	(334,877)	(279,626)
Financing activities:
Short-term borrowings, net of debt issuance costs of $0 for 2024 and $1,552 for 2023	370,000	163,448
Repayment of short-term borrowings	(290,000)	(120,000)
Repayment of long-term debt	(679)	(1,546)
Advances and contributions in aid of construction	19,124	16,707
Refunds of advances for construction	(7,104)	(6,881)
Repurchase of common stock	(1,339)	(1,740)
Issuance of common stock	88,461	114,473
Dividends paid	(48,808)	(44,030)
Distribution to noncontrolling interest	(489)	(288)
Other	3,160	—
Net cash provided by financing activities	132,326	120,143
Change in cash, cash equivalents, and restricted cash	20,231	(15,975)
Cash, cash equivalents, and restricted cash at beginning of period	84,966	85,025
Cash, cash equivalents, and restricted cash at end of period	$105,197	$69,050
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$32,099	$25,945
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$57,419	$51,435
Utility plant contribution by developers	$22,013	$19,979

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2024
Dollar amounts in thousands, unless otherwise stated
Note 1. Organization and Operations and Basis of Presentation
California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, Hawaii, and Texas through its wholly owned and non-wholly owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services. TWSC, Inc. (Texas Water) holds regulated and contracted wastewater utilities. Regulated wastewater utilities held by Texas Water’s investment in a joint venture with BVRT Utility Holding Company (BVRT) provide services under the rules and regulation of the Texas Public Utilities Commission.
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
Noncontrolling Interest
Noncontrolling interest in the Company’s unaudited condensed consolidated financial statements represents the 5.9% interest not owned by Texas Water in a consolidated subsidiary. Texas Water obtained control over the subsidiary on May 1, 2021. Since the Company controls this subsidiary, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 5.9% share of the subsidiary’s net assets and results of operations is deducted and reported as noncontrolling interest on the unaudited Condensed Consolidated Balance Sheet, as net loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Operations, and as comprehensive loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Comprehensive Income. The Company reports noncontrolling interest in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income attributable to California Water Service Group excludes the net loss attributable to the noncontrolling interest. The Company’s comprehensive income attributable to California Water Service Group excludes the comprehensive loss attributable to the noncontrolling interest.
Note 2. Summary of Significant Accounting Policies
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from contracts with customers	$306,237	$253,337	$687,803	$592,768
Regulatory balancing account revenue	(6,674)	1,639	126,808	(12,648)
Total operating revenue	$299,563	$254,976	$814,611	$580,120
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
The measurement of sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the Company estimates consumption since the date of the last meter reading and the corresponding accrued and unbilled revenue is recognized. The estimate is based upon the number of unbilled days that month and the average daily customer billing rate from the previous month (which fluctuates based upon customer usage).
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

In the following table, revenue from contracts with customers is disaggregated by class of customers for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Residential	$184,951	$150,031	$399,695	$342,806
Business	56,225	47,707	132,680	117,527
Multiple residential	21,795	18,778	56,707	50,280
Industrial	9,645	8,165	23,404	19,672
Public authorities	18,140	14,522	36,020	29,938
Other (a)	15,481	14,134	39,297	32,545
Total revenue from contracts with customers	$306,237	$253,337	$687,803	$592,768
(a) Other includes changes to accrued and unbilled revenue
Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC). For certain revenue mechanisms, the Company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. These mechanisms include the Monterey-Style Water Revenue Adjustment Mechanism (MWRAM), which was approved in Cal Water’s 2021 General Rate Case (GRC) filing (2021 GRC) in March of 2024. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The MWRAM is effective retroactive to January 1, 2023. During the three months ended September 30, 2024, the Company recorded a reduction of $9.4 million to MWRAM revenue. The MWRAM fluctuates with the seasonality of the water business. During the warm, dry summer months when water use is highest, the MWRAM will reflect an overcollection of revenue compared to the cool, wet winter months when less water is used, the MWRAM will reflect an undercollection of revenue. During the nine months ended September 30, 2024, the Company recorded $29.8 million of MWRAM revenue.
These mechanisms also include the Water Revenue Adjustment Mechanism (WRAM), which decoupled revenue from the volume of sales and allowed the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts was recorded as regulatory balancing account revenue. The WRAM concluded on December 31, 2022; however, the Company has a net WRAM receivable balance for which the Company continues to defer revenue recognition for amounts estimated to be collected beyond 24 months following the end of the accounting period. The Company applied a portion of the proceeds from the California Extended Water and Wastewater Arrearages Payment Program (Extended Program) to eligible customer WRAM balances as discussed below under Allowance for Credit Losses.
Regulatory balancing accounts also include revenue that is recognized for balancing and memorandum accounts when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. As a result of the delay in the approval of the 2021 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an Interim Rates Memorandum Account (IRMA) effective January 1, 2023. Variances between actual customer billings and those that would have been billed assuming the 2021 GRC had been implemented on January 1, 2023 were recorded as regulatory balancing account revenue. The 2021 GRC was approved in March of 2024 and final authorized rates were implemented effective May 31, 2024; as a result, Cal Water calculated and recorded this difference for all of 2023 and the first five months of 2024. Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities. During the nine months ended September 30, 2024, the Company recorded $88.6 million of revenue for the IRMA. No IRMA revenue was recorded during the three months ended September 30, 2024 or the three and nine months ended September 30, 2023.

Non-Regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating and maintenance revenue	$3,384	$2,918	$9,820	$9,229
Other non-regulated revenue	143	972	3,092	2,553
Non-regulated revenue from contracts with customers	3,527	3,890	12,912	11,782
Lease revenue	606	645	1,832	1,861
Total non-regulated revenue	$4,133	$4,535	$14,744	$13,643

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
Allowance for Credit Losses
The Company measures expected credit losses for Customer Receivables, Other Receivables, and Accrued and Unbilled Revenue on an aggregated level. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. The expected credit losses for Other Receivables and Accrued and Unbilled Revenue are inconsequential. Customer receivables include receivables for water and wastewater services provided to residential customers, business, industrial, public authorities, and other customers. The expected credit losses for business, industrial, public authorities, and other customers are inconsequential. The overall risks related to the Company’s receivables are low as water and wastewater services are seen as essential services. The estimate for the allowance for credit losses is based on a historical loss ratio, in conjunction with a qualitative assessment of elements that impact the collectability of receivables to determine if the allowance for credit losses should be further adjusted in accordance with the accounting guidance for credit losses. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, payment options and programs available to customers, and the methods that the Company is able to use to ensure payment.
The Company reviews its allowance for credit losses utilizing a quantitative assessment, which includes a trend analysis of customer billings and collections, agings by customer class, and unemployment rates. The Company also utilizes a qualitative assessment, which considers the future collectability of customer outstanding balances, management’s estimate of the cash recovery, and a general assessment of the economic conditions in the locations the Company serves. Based on these assessments, the Company adjusts its allowance for credit losses. The Company has also taken into account $82.0 million of funds that the Company received in April of 2024 from the Extended Program for eligible customers in California of which $57.5 million was applied to eligible past due customer balances during the second quarter of 2024. The remaining balance was returned to the State Water Resources Control Board (Water Board) in the third quarter of 2024. The Extended Program was created by the California Legislature and is administered by the Water Board and provides relief to community water and wastewater systems for unpaid bills – arrearages – related to the COVID-19 pandemic. Based on the above assessments, the Company determines its allowance for credit losses.
The following table presents the activity in the allowance for credit losses for the nine months ended September 30, 2024 and twelve months ended December 31, 2023:

	September 30, 2024	December 31, 2023
Beginning balance	$2,854	$5,629
Provision for credit loss expense	4,028	2,480
Write-offs	(3,725)	(5,795)
Recoveries	307	540
Total ending allowance balance	$3,464	$2,854
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the unaudited Condensed Consolidated Statements of Cash Flows (see Note 9 for further details on restricted cash):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$59,556	$39,591
Restricted cash	45,641	45,375
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$105,197	$84,966
Earnings per Share
Basic earnings per share of common stock is computed by dividing the net income attributable to California Water Service Group by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Restricted Stock Awards (RSAs) are included in the common shares outstanding because the shares all have the same voting and dividend rights as issued and unrestricted common stock.
New Accounting Standards
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The guidance requires retrospective presentation of all prior periods presented in the financial statements. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures and does not expect to adopt early.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and paid income taxes. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted. The guidance is applied prospectively with the option of retrospective application for each period presented. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures and does not expect to adopt early.
Note 3. Stock-Based Compensation
The Company’s 2024 Equity Incentive Plan (2024 Plan) was adopted by the Board of Directors and approved by stockholders on May 29, 2024. The Company reserved 1,600,000 shares of common stock for awards the Company is authorized to issue pursuant to the 2024 Plan.
In June of 2024, the Company granted Restricted Stock Awards (RSAs) to Officers and members of the Board of Directors (Directors). Generally, an RSA represents the right to receive a share of the Company’s common stock and is valued based on the fair market value of the Company’s common stock at the date of grant. The 2024 RSAs granted to Officers vest over 33 months with the first 9 months cliff vesting. RSA granted to the Directors in 2024 vest at the end of 9 months. The 2024

RSAs are recognized as expense evenly over 33 months for the shares granted to Officers and 9 months for the shares granted to the Directors. As of September 30, 2024, there was approximately $3.0 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.6 years.
A summary of the status of the outstanding RSAs as of September 30, 2024 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2024	53,303	$55.48
Granted	58,556	49.62
Vested	(36,874)	55.38
RSAs at September 30, 2024	74,985	$50.95
In June of 2024, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. Generally, an RSU represents the right to receive a share of the Company’s common stock. Each award reflects a target number of shares of common stock that may be issued to the award recipient. The 2024 RSU awards may be earned upon the completion of a 33-month performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company’s business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, growth in stockholders’ equity, and application submission targets of grant funding. Depending on the results achieved during the 33-month performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target RSUs granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 33-month performance period using a fair market value of the Company’s common stock at the date of grant and an estimated number of RSUs earned during the performance period. As of September 30, 2024, there was approximately $4.3 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.7 years.
A summary of the status of outstanding RSUs as of September 30, 2024 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2024	93,078	$55.41
Granted	66,821	49.62
Performance criteria adjustment	13,735	53.96
Vested	(36,394)	53.96
RSUs at September 30, 2024	137,240	$52.83
The Company has recorded compensation costs for the RSAs and RSUs that are included in administrative and general operating expenses in the amount of $1.0 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $2.1 million and $2.7 million, respectively.

Note 4. Equity
On April 29, 2022, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the following three years. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. The Company sold 1,638,977 shares of common stock through its at-the-market equity program and raised proceeds of $86.5 million, net of $0.9 million in commissions paid under the equity distribution agreement, during the nine months ended September 30, 2024.
During the nine months ended September 30, 2023, the Company sold 2,025,891 shares of common stock through its at-the-market equity program and raised proceeds of $112.7 million, net of $1.1 million in sales commissions.
The Company’s changes in total equity for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at June 30, 2024	58,825	$588	$929,376	$627,705	$(13,068)	$3,090	$1,547,691
Net income (loss)	—	—	—	60,680	—	(126)	60,554
Issuance of common stock	650	7	36,085	—	—	—	36,092
Repurchase of common stock	(2)	—	(104)	—	—	—	(104)
Dividends paid on common stock ($0.28 per share)	—	—	—	(16,472)	—	—	(16,472)
Other comprehensive income, net of tax	—	—	—	—	3,871	—	3,871
Investment in business with noncontrolling interest	—	—	(79)	—	—	79	—
Balance at September 30, 2024	59,473	$595	$965,278	$671,913	$(9,197)	$3,043	$1,631,632

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2024	57,724	$577	$876,583	$549,573	$—	$3,579	$1,430,312
Net income (loss)	—	—	—	171,148	—	(527)	170,621
Issuance of common stock	1,778	18	90,514	—	—	—	90,532
Repurchase of common stock	(29)	—	(1,339)	—	—	—	(1,339)
Dividends paid on common stock ($0.28 per share)	—	—	—	(48,808)	—	—	(48,808)
Other comprehensive loss, net of tax	—	—	—	—	(9,197)	—	(9,197)
Investment in business with noncontrolling interest	—	—	(480)	—	—	480	—
Distribution to noncontrolling interest	—	—	—	—	—	(489)	(489)
Balance at September 30, 2024	59,473	$595	$965,278	$671,913	$(9,197)	$3,043	$1,631,632
In Cal Water’s 2021 GRC decision that was issued in March of 2024, supplemental executive retirement plan (SERP) expenses were not approved to be recovered from customers for the years 2023, 2024 and 2025. Without regulatory recovery, Cal Water no longer meets the regulatory asset recognition criteria to record the unrecognized prior service costs and actuarial gain and loss amounts related to the SERP as a regulatory asset. The Company has applied compensation recognition guidance and recorded the unrecognized prior service costs and actuarial gains and losses to other comprehensive loss. In the third quarter of 2024, the Company recorded the associated tax effects of $3.8 million related to the $13.7 million of other comprehensive loss, which is Cal Water’s cumulative portion of the regulatory asset recorded to other comprehensive loss in the first quarter of 2024. See Note 11 for further details on changes in accumulated other comprehensive loss.

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at June 30, 2023	57,702	$577	$873,923	$515,016	$4,451	$1,393,967
Net income (loss)	—	—	—	34,438	(113)	34,325
Issuance of common stock	11	—	1,796	—	—	1,796
Repurchase of common stock	(2)	—	(90)	—	—	(90)
Dividends paid on common stock ($0.26 per share)	—	—	—	(15,003)	—	(15,003)
Investment in business with noncontrolling interest	—	—	11	—	(11)	—
Balance at September 30, 2023	57,711	$577	$875,640	$534,451	$4,327	$1,414,995

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2023	55,598	$556	$760,336	$556,698	$4,804	$1,322,394
Net income (loss)	—	—	—	21,783	(345)	21,438
Issuance of common stock	2,144	21	115,658	—	—	115,679
Repurchase of common stock	(31)	—	(198)	—	—	(198)
Dividends paid on common stock ($0.26 per share)	—	—	—	(44,030)	—	(44,030)
Investment in business with noncontrolling interest	—	—	(156)	—	156	—
Distribution to noncontrolling interest	—	—	—	—	(288)	(288)
Balance at September 30, 2023	57,711	$577	$875,640	$534,451	$4,327	$1,414,995
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
The Company offers medical, dental, vision, and life insurance benefits for retirees and their spouses and dependents (other postretirement benefit plans). Participants are required to pay a premium, which offsets a portion of the cost.
Cash contributions made by the Company to the pension plans were $0.4 million and $2.9 million for the nine months ended September 30, 2024 and 2023, respectively. No cash contributions were made by the Company to the other postretirement benefit plans for the nine months ended September 30, 2024. The Company made cash contributions of $0.2 million to the other postretirement benefit plans for the nine months ended September 30, 2023. The Company estimates in 2024 that the annual contribution to the pension plans will be $0.7 million and the annual contribution to the other postretirement plans will be $0.2 million.

The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified SERP. The data listed under “other benefits” is for all other postretirement benefit plans.

	Pension Plan		Other Benefits
	Three Months Ended September 30,
	2024	2023	2024	2023
Service cost	$5,648	$6,046	$1,521	$1,126
Interest cost	8,880	8,746	1,684	1,297
Expected return on plan assets	(13,234)	(13,421)	(2,988)	(2,636)
Amortization of prior service cost	131	131	38	39
Recognized net actuarial (gain) loss	189	(637)	(196)	(581)
Net periodic benefit cost (credit)	$1,614	$865	$59	$(755)

	Pension Plan		Other Benefits
	Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$16,944	$18,137	$4,561	$3,379
Interest cost	26,642	26,238	5,052	3,892
Expected return on plan assets	(39,706)	(40,263)	(8,962)	(7,907)
Amortization of prior service cost	393	394	116	116
Recognized net actuarial (gain) loss	567	(1,911)	(592)	(1,744)
Net periodic benefit cost (credit)	$4,840	$2,595	$175	$(2,264)

The service cost portion of the pension plan and other postretirement benefit plans is recognized in administrative and general expenses within the unaudited Condensed Consolidated Statements of Operations. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial loss and are reported together as other components of net periodic benefit cost in other income and expenses within the unaudited Condensed Consolidated Statements of Operations.
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
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of September 30, 2024, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.
Outstanding borrowings on the Company lines of credit as of September 30, 2024 and December 31, 2023 were $35.0 million and $50.0 million, respectively. Outstanding borrowings on the Cal Water lines of credit as of September 30, 2024 and December 31, 2023 were $225.0 million and $130.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the nine months ended September 30, 2024 was 6.36% compared to 5.96% for the same period last year.

Note 7. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense	$17,422	$5,012	$44,276	$2,936
Income tax expense increased $12.4 million to $17.4 million for the three months ended September 30, 2024 as compared to $5.0 million for the three months ended September 30, 2023, primarily due to an increase in pre-tax operating income which resulted from the 2021 GRC decision.
Income tax expense increased $41.3 million to $44.3 million for the nine months ended September 30, 2024 as compared to $2.9 million for the nine months ended September 30, 2023, primarily due to an increase in pre-tax operating income, which resulted from the 2021 GRC decision.
The Company’s effective tax rate was 20.6% and 11.4% before discrete items as of September 30, 2024 and September 30, 2023, respectively. The increase in the effective tax rate was primarily due to the recognition of income related to the 2021 GRC decision.
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this new law temporarily disallows the use of net operating losses for years beginning in 2024 through 2026. As a result of the passage of SB 167, the Company accrued approximately $15.3 million of California income taxes for the nine months ended September 30, 2024.
The Company had unrecognized tax benefits of approximately $17.3 million and $14.8 million as of September 30, 2024 and 2023, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2024 and 2023, is $5.1 million and $4.6 million, respectively, of tax benefits that, if recognized, would result in an adjustment to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 8. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of September 30, 2024 and December 31, 2023:

	Recovery Period	September 30, 2024	December 31, 2023
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	$158,486	$158,486
IRMA long-term accounts receivable	Various	49,505	3,430
Asset retirement obligations, net	Indefinite	29,134	26,686
Other accrued benefits	Indefinite	26,663	25,363
Tank coating	Various	21,345	19,602
MWRAM	1 - 2 years	14,253	—
General district balancing account	1 year	10,945	390
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	9,056	2,459
Incremental cost balancing account (ICBA)	1 year	9,479	—
Net WRAM and modified cost balancing account (MCBA) long-term accounts receivable	Various	4,216	10,738
Pension cost balancing account (PCBA)	Various	—	4,182
Recoverable property losses	Various	2,625	3,121
Other regulatory assets	Various	4,712	3,164
Total Regulatory Assets		$340,419	$257,621
Regulatory Liabilities
Cost of removal		$474,264	$447,356
Future tax benefits due to customers		109,491	118,051
Pension and retiree group health		101,984	88,728
Other components of net periodic benefit cost		16,952	10,348
PCBA		14,085	8,972
ICBA		6,517	—
Health cost balancing account (HCBA)		3,979	3,242
Net WRAM and MCBA long-term payable		2,967	2,071
Conservation Expense Balancing Account		2,828	1,200
RSF regulatory liability		—	2,116
Other regulatory liabilities		1,858	1,633
Total Regulatory Liabilities		$734,925	$683,717
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
The general district balancing account represents the residual balances from memorandum and balancing accounts that have been aggregated into one balancing account for future recovery.
The ICBA tracks differences between the authorized prices of water production costs and actual prices of water production costs by ratemaking area.

Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $59.1 million as of September 30, 2024 and $64.2 million as of December 31, 2023. The short-term regulatory assets as of September 30, 2024 primarily consisted of IRMA and MWRAM receivables. As of December 31, 2023, the short-term regulatory assets primarily consisted of net WRAM and MCBA, and PCBA receivables. The short-term regulatory assets are included in current assets as part of regulatory balancing accounts on the unaudited Condensed Consolidated Balance Sheets.
The short-term portion of regulatory liabilities was $24.1 million as of September 30, 2024 and $21.5 million as of December 31, 2023. The short-term regulatory liabilities as of September 30, 2024 primarily consisted of Tax Cuts and Jobs Act regulatory liabilities, ICBA regulatory liabilities, and IRMA regulatory liabilities. As of December 31, 2023, the short-term regulatory liabilities primarily consisted of Tax Cuts and Jobs Act regulatory liabilities and HCBA liabilities. The short-term regulatory liabilities are included in current liabilities as part of regulatory balancing accounts on the unaudited Condensed Consolidated Balance Sheets.
Note 9. Commitments and Contingencies
Commitments
The Company has long-term commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
On August 16, 2022, BVRT, a majority owned subsidiary of Texas Water, through BVRT’s wholly owned subsidiary, Camino Real Utility (Camino Real), entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA). The Company has provided a limited guarantee to GBRA for agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real. GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of September 30, 2024, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the unaudited Condensed Consolidated Balance Sheets. The Company currently expects the committed cash to be transferred to GBRA during the first half of 2025.
Contingencies
Groundwater Contamination
The Company has undertaken litigation against third parties to recover past and future costs related to groundwater contamination in our service areas. The cost of litigation is generally expensed as incurred and any settlement is first offset against such costs. The CPUC’s general policy requires all proceeds from contamination litigation to be used first to pay transactional expenses, then to make customers whole for water treatment costs to comply with the CPUC’s water quality standards. The CPUC allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with shareholders, determined on a case-by-case basis. The CPUC has authorized various memorandum accounts that allow the Company to track significant litigation costs and to request recovery of these costs in future filings and uses of proceeds to comply with CPUC’s general policy.
Other Legal Matters
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of both September 30, 2024 and December 31, 2023, the Company recognized a liability of $6.0 million primarily due to potable water main leaks and other work related legal matters.

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
The Company’s specific valuation methods include the following:
Cash, accounts receivable, short-term borrowings, and accounts payable carrying amounts approximated the fair value due to the short-term maturity of the instruments.
Pension and other postretirement benefit plan assets are measured at either net asset value or level 1 depending on the investment.
Long-term debt fair values are estimated using the published quoted market price, if available, or using a discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 0.60%.

	September 30, 2024
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,052,475	$—	$967,074	$—	$967,074

	December 31, 2023
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,053,440	$—	$965,444	$—	$965,444
Note 11. Accumulated Other Comprehensive Loss
The table below presents changes in Accumulated Other Comprehensive Loss (AOCL), net of tax, by component:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$(13,068)	$—	$—	$—
Other comprehensive income (loss) before reclassifications	3,823	—	(9,840)	—
Amounts reclassified from AOCL	48	—	643	—
Ending balance	$(9,197)	$—	$(9,197)	$—

The $3.8 million other comprehensive income before reclassifications recorded for the three months ended September 30, 2024 represents the associated tax effects of the Q1 2024 SERP regulatory asset reclassification to other comprehensive loss.
The table below presents amounts reclassified out of AOCL by component and the unaudited Condensed Consolidated Statements of Operations location of those amounts reclassified during the three and nine months ended September 30, 2024 and 2023.

	Amount Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of defined benefit pension items (1)
Prior service cost	$(20)	$—	$(60)	$—
Net actuarial loss	318	—	953	—
Total before tax	298	—	893	—
Tax benefit (2)	(250)	—	(250)	—
Total reclassification for the period, net of tax	$48	$—	$643	$—
(1) Amortization of these items is included in other components of net periodic benefit cost in other income and expenses on the unaudited Condensed Consolidated Statements of Operations.
(2) The tax benefit is included within income tax expense on the unaudited Condensed Consolidated Statements of Operations.
Note 12. Subsequent Event
On October 22, 2024, Cal Water completed the sale and issuance of $125.0 million in First Mortgage Bonds (the Bonds) in a private placement. The Bonds, relating to Series 2, bear an interest rate of 5.22% per annum payable quarterly, and mature on October 22, 2054. The Bonds will rank equally with all of Cal Water’s other First Mortgage Bonds and are secured by liens on Cal Water’s properties, subject to certain exceptions and permitted liens. Cal Water used the net proceeds from the sale of the Bonds to refinance existing indebtedness and for general corporate purposes. The Bonds were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise stated)
FORWARD-LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this quarterly report include, but are not limited to, statements describing our intention, indication or expectation regarding dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, regulatory compliance, decisions, approvals, authorizations, requirements or other actions, including California Water Service Company’s (Cal Water) general rate case (GRC) filed on July 8, 2024 (2024 GRC), rate amounts, cost recovery or refunds, certain per- and polyfluoroalkyl substances (PFAS) regulations, and associated impacts, such as our expected or estimated revenue, our intentions regarding recovery billing, our expectations regarding regulatory asset and operating revenue recognition, sources of funding or capital requirements, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, estimates relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations regarding stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our expectations regarding funds received from the Extended Program, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings or our intentions or anticipations regarding our sources of funding, capital structure or capital allocation plans. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.
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
•increased risk of inverse condemnation losses as a result of climate change, drought, and land movement;
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

•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, the interest rate environment, instability of certain financial institutions, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, and the prospect of a shutdown of the U.S. federal government;
•the impact of market conditions and volatility on unrealized gains or losses on our non-qualified benefit plan investments and our operating results;
•the impact of weather and timing of meter reads on our accrued and unbilled revenue;
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
For the nine months ended September 30, 2024, besides the change noted below there were no other changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
Pension
As a result of Cal Water’s 2021 GRC decision that was issued in March of 2024, SERP expenses were disallowed to be recovered from our customers. At this time, we believe it is not probable that SERP costs will be recovered in rates for the three-year period in which the 2021 GRC is in effect. As a result, we have reclassified our SERP regulatory asset, net of associated deferred income taxes, for Cal Water to other comprehensive loss in accordance with generally accepted accounting principles.
CALIFORNIA EXTENDED WATER AND WASTEWATER ARREARAGES PAYMENT PROGRAM (Extended Program)
The California Water and Wastewater Arrearages Payment Program was created by the California Legislature to be administered by the Water Board in order to provide relief to community water and wastewater systems for unpaid bills (arrearages) related to the COVID-19 pandemic.
In 2023, the Extended Program was established and extended the relief period to include arrearages accrued from June 16, 2021 to December 31, 2022. In response to the Extended Program, Cal Water submitted an application for $82.0 million in eligible customer arrearages and $1.0 million in program administrative costs which was approved by the Water Board. Cal Water received the funds in April of 2024 and applied $57.5 million of the funds to eligible past due customer balances during the second quarter of 2024. The remaining balance was returned to the Water Board in the third quarter of 2024.
RESULTS OF OPERATIONS
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the three months ended September 30, 2024 was $60.7 million or $1.03 earnings per diluted common share, compared to net income of $34.4 million or $0.60 earnings per diluted common share for the three months ended September 30, 2023. The $26.2 million increase in net income was primarily due to an increase in operating revenue of $44.6 million primarily due to rate increases, new customers and consumption increases. The revenue increase was partially offset by an increase in total operating expenses of $21.3 million. The total operating expense increase was primarily due to an increase in water production costs of $2.7 million, depreciation and amortization expenses of $3.2 million, and income tax expense of $11.5 million. Additionally, net other income increased by $3.8 million.
Net income attributable to California Water Service Group for the nine months ended September 30, 2024 was $171.1 million or $2.93 earnings per diluted common share, compared to net income of $21.8 million or $0.38 earnings per diluted common share for the nine months ended September 30, 2023. The $149.4 million increase in net income was primarily due to an increase in operating revenue of $234.5 million primarily as a result of the cumulative adjustment for the impacts of the 2021 GRC, retroactive to January 1, 2023. The revenue increase was partially offset by an increase in total operating expenses of $83.6 million. The total operating expense increase was primarily due to an increase in water production costs of $18.7 million, increases in other operations expenses of $11.4 million, an increase in income tax expense of $41.1 million, and an increase in depreciation and amortization expenses of $9.3 million. Additionally net other income increased by $3.5 million while net interest expense increased by $5.2 million.
Operating Revenue
For the three months ended September 30, 2024, operating revenue increased $44.6 million, or 17.5%, to $299.6 million as compared to the three months ended September 30, 2023.
For the nine months ended September 30, 2024, operating revenue increased $234.5 million, or 40.4%, to $814.6 million as compared to the nine months ended September 30, 2023.
The sources of the change in operating revenue were:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 vs. 2023	2024 vs. 2023
Net change due to rate changes, usage, and other (1)	$54,401	$100,477
Interim Rates Memorandum Account (IRMA) revenue (2)	—	88,600
Monterey-Style Water Revenue Adjustment Mechanism (MWRAM) revenue (3)	(9,441)	29,830
Deferred revenue (4)	(373)	15,584
Net operating revenue increase	$44,587	$234,491
1.The net change due to rate changes, usage, and other for the three months ended September 30, 2024 was primarily due to rate increases of $42.2 million and an increase in consumption and new customers of $9.6 million. For the nine months ended September 30, 2024, the net change due to rate changes, usage, and other was primarily driven by rate increases of $74.1 million, an increase in consumption and new customers of $14.1 million, and an increase in accrued and unbilled revenue of $6.7 million due to increases in rates and unbilled days.
2.Due to the delay in the resolution of the 2021 GRC, the CPUC authorized Cal Water to track in an IRMA the variances between actual customer billings and those that would have been billed assuming the 2021 GRC had been effective January 1, 2023. Such variances are recorded as regulatory balancing account revenue. The 2021 GRC was approved in March of 2024 and final rates for the 2021 GRC were implemented on May 31, 2024. Cal Water recorded IRMA revenue of $88.6 million for the nine months ended September 30, 2024, of which $67.6 million is attributable to 2023, including $25.2 million and $53.7 million that was attributable to the three and nine months ended September 30, 2023, respectively.

3.MWRAM revenue is the variance between actual metered sales billed through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. In March of 2024, Cal Water received approval of the 2021 GRC which authorized the use of the MWRAM effective January 1, 2023. As a result, Cal Water recorded a reduction to MWRAM revenue of $9.4 million for the three months ended September 30, 2024. For the nine months ended September 30, 2024, Cal Water recorded MWRAM revenue of $29.8 million of which $17.4 million is attributable to 2023, including a $6.1 million reduction to MWRAM revenue and a $11.7 million increase to MWRAM revenue that was attributable to the three and nine months ended September 30, 2023, respectively.
4.Deferred revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which the sales transaction has already occurred. Deferred revenue for the nine months ended September 30, 2024 decreased as we applied $46.0 million from the Extended Program against certain eligible WRAM receivables during the first nine months of 2024.
Total Operating Expenses
For the three months ended September 30, 2024, total operating expenses increased $21.3 million, or 10.1%, to $232.8 million, as compared to $211.5 million for the three months ended September 30, 2023. The increase was primarily due to increases in water production costs, depreciation and amortization, and income tax expense.
For the nine months ended September 30, 2024, total operating expenses increased $83.6 million, or 15.5%, to $621.8 million, as compared to $538.2 million for the nine months ended September 30, 2023. The increase was primarily due to increases in water production costs, other operations, depreciation and amortization, and income tax expense.
Sources of Supply
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Well production	50%	50%	51%	49%
Purchased	46%	45%	45%	47%
Surface	4%	5%	4%	4%
Total	100%	100%	100%	100%
Water Production Costs
Water production costs increased $2.7 million, or 3.0%, for the three months ended September 30, 2024 as compared to the same period last year primarily due to an increase in wholesale rates and higher customer usage.
Water production costs increased $18.7 million, or 8.6%, for the nine months ended September 30, 2024 as compared to the same period last year primarily due to increases in wholesale rates and customer usage. For the nine months ended September 30, 2024, we recorded $6.5 million of water production costs for the Incremental Cost Balancing Accounts (ICBA) attributable to fiscal year 2023, including $0.5 million and $3.4 million, respectively, attributable to water production costs during the three and nine months ended September 30, 2023.

The components of water production costs are shown in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Purchased water	$76,767	$71,552	$5,215	$176,934	$170,220	$6,714
Purchased power	17,468	15,729	1,739	40,313	34,950	5,363
Pump taxes	6,025	5,066	959	16,372	13,052	3,320
ICBA	(5,169)	—	(5,169)	3,301	—	3,301
Total	$95,091	$92,347	$2,744	$236,920	$218,222	$18,698
Other Operations
Other operations expenses increased $11.4 million, or 15.3%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily due to the recognition of $13.1 million of costs associated with recognized deferred WRAM revenue, which was partially offset by a $3.2 million decrease in bad debt expense as a result of applying arrearage funds to eligible, previously written-off accounts.
Depreciation and Amortization
Depreciation and amortization expense increased $3.2 million and $9.3 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to utility plant placed in service in 2023.
Income Tax Expense
Income tax expense increased $11.5 million and $41.1 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases in income tax expense were primarily due to an increase in pre-tax operating income for the three and nine months ended September 30, 2024 compared to the same periods in 2023 attributable to the recognition of income related to the 2021 GRC decision in 2024.
Other Income and Expenses
Net other income increased $3.8 million and $3.5 million for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to a $5.0 million and $4.2 million increase in unrealized gains on non-qualified benefit plan investments for the three and nine months ended September 30, 2024, respectively
Interest Expense
Net interest expense increased $5.2 million, or 13.8%, for the nine months ended September 30, 2024, as compared to the same period in 2023. The increase was due primarily to an increase in short-term borrowing rates and higher outstanding line of credit balances.
REGULATORY MATTERS
California Regulatory Activity
2024 GRC Application
On July 8, 2024, Cal Water submitted Infrastructure Improvement Plans (the Plans) for its California districts from 2025-2027 in its 2024 GRC application with the CPUC. The application also proposes a Low-Use Water Equity Program, that would, if approved as filed, decouple revenue from water sales, to assist low-water-using, lower-income customers.
The required, triennial filing begins an approximately 18-month review process by the CPUC, which will analyze the Plans, operating budget proposals, and the Low-Use Water Equity Program to establish water rates for 2026-2028 that reflect the actual cost of providing safe, reliable water service. Associated rates set by the CPUC would become effective no sooner than January 2026. Cal Water has concluded an initial pre-hearing conference and an administrative law judge and Commissioner have been assigned to the case.
In the Plans, Cal Water proposes to invest more than $1.6 billion in its districts from 2025 to 2027, including approximately $1.3 billion of newly proposed capital investments. About 46% of the proposed new infrastructure improvements are to replace aging water pipelines. Such improvements are designed to enhance water supply reliability to support customers’ and firefighters’ everyday and emergency needs. The Plans also include, among other projects:

•Water quality upgrades to treat for existing and newly regulated contaminants.
•Infrastructure replacements to help ensure reliable delivery of water service.
•Equipment such as generators to help withstand power outages and shutoffs, and solar installation projects to help reduce Cal Water’s dependency on the electric power grid and lessen our environmental footprint.
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
2021 GRC
The CPUC approved a decision on March 7, 2024 on the 2021 GRC. The decision marked the end of an extensive review of Cal Water’s water system improvement plans, costs, and rates. The decision as issued adopted a revised version of the alternate proposed decision issued January 24, 2024, and increases adopted revenues, after corrections, for 2023 by approximately $41.5 million retroactive to January 1, 2023. It also potentially increases revenues by up to approximately $30.0 million for 2024 and $30.6 million for 2025, subject to the CPUC’s earnings test and inflationary adjustments.
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
On March 15, 2024, Cal Water submitted a request for expedited corrections in the March 7th decision. The decision and its appendices contained certain language, numbers, and calculations that were inconsistent or did not fully reflect the substantive outcomes described in the approved decision. On April 23, 2024, the executive director of the CPUC issued a decision approving the corrections.
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
2021 GRC IRMA
The 2021 GRC was approved in March of 2024 and final rates for the 2021 GRC were implemented on May 31, 2024; as a result, Cal Water calculated and recorded an IRMA regulatory asset of $88.6 million and a corresponding increase to revenue for the difference between final rates and interim rates for all of 2023 and the first five months of 2024. The IRMA regulatory asset was reduced by $2.5 million for Rate Support Fund (RSF) Credits that would have been given to customers had the rate case been approved on time with an associated increase to regulatory assets for the RSF program. Cal Water also recorded an IRMA regulatory liability of $5.6 million with a corresponding increase to regulatory assets for Customer Assistance Program (CAP) credits that would have been given to customers had the rate case been approved on time. Finally, Cal Water recorded an IRMA regulatory asset of $0.4 million with a corresponding decrease to regulatory asset for the CAP and RSF for surcharges that would have been billed to fire protection customers had the rate case been approved on time. During the third quarter of 2024, Cal Water was approved to recover and refund the recorded IRMA regulatory assets and liabilities in the form of either 12-month, 24-month, or longer surcharges or 12-month surcredits. The new rates were implemented on October 1, 2024.
MWRAM Filing
In September of 2024, Cal Water submitted an advice letter requesting surcharges to bill for the MWRAM-related undercollections for 2023 for its regulated districts with tiered rates. The MWRAM tracks the difference between quantity revenues collected under each residential rate tier and the quantity revenues that would have been collected under a single quantity rate at the equivalent level of sales. The advice letter was approved and $17.4 million is being recovered from customers in the form of 12- and 24-month surcharges. The new rates were implemented on October 1, 2024.
ICBA Filing
In September of 2024, Cal Water submitted an advice letter to true-up the 2023 annual ICBAs of its regulated districts. The ICBAs track the difference between actual cost for water production inputs (purchased water, purchased power, and pump taxes) and adopted costs reflected in rates. The advice letter was approved and $7.1 million is being refunded to customers in the form of either one time or 12-month surcredits. Additionally, $0.6 million is being recovered from customers in the form of 12-month surcharges. The new rates were implemented on October 1, 2024.
2023 Financing Application for California
On August 2, 2024, the CPUC granted Cal Water the authority to issue up to $1.3 billion of new equity and debt securities, in addition to previously-authorized amounts, to finance water system infrastructure investments from 2023 to 2027. Cal Water was also granted a waiver that authorizes each Cal Water borrowing under its revolving credit arrangements to be payable at periods up to twenty-four months from the date of the applicable borrowing, rather than the twelve-month period currently permitted for short-term borrowings.
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
Per- and Polyfluoroalkyl Substances Memorandum Account (PFAS MA)
On April 18, 2024, the CPUC dismissed, without prejudice, Cal Water’s application requesting authorization to modify a previously approved PFAS-expense memorandum account to include capital investments related to PFAS compliance for future recovery. The dismissal does not preclude Cal Water from seeking regulatory recovery for its capital investments. Cal Water may seek recovery through a separate application or a GRC application. Cal Water expects to refile its application by the end of 2024.
California Supreme Court Decision on WRAM
The CPUC issued a decision effective August 27, 2020 requiring that Class A water utilities submitting GRC filings after the effective date be precluded from proposing the use of a full decoupling WRAM in their next GRCs. In September 2020, Cal Water filed an Application for Rehearing at the CPUC seeking to reverse the August 27, 2020 CPUC decision. In September 2021, the CPUC denied the Application for Rehearing. On or about October 27, 2021, Cal Water along with four other Class A California water utilities filed Petitions for a Writ of Review with the California Supreme Court (Court). On May 18, 2022, the Court issued writs granting review and ordered the CPUC and other filing parties to submit additional pleadings to the Court. The final pleadings were submitted on January 13, 2023. Oral arguments were held on May 8, 2024 and, on July 8, 2024, the Court issued a unanimous decision voiding the WRAM provisions in the August 27, 2020 CPUC decision. As a result, Cal Water and other Class A water utilities submitting GRC filings are no longer precluded from proposing the use of a full decoupling WRAM in their GRCs, as reflected in the 2024 GRC filing.

2025 Water Cost of Capital Mechanism (WCCM)
The WCCM provides an automatic adjustment, up or down, to the adopted return on equity beyond the first year of the cost of capital cycle. The adjustment applies only if a positive or negative difference of more than 100 basis points (bps) between the then current 12-month (October 1 through September 30) average Moody’s Aa utility bond rates and as compared to same period from the previous year. This index rate was 5.31% during the period from October 1, 2022, through September 30, 2023. For the same period ended September 30, 2024, this index rate was 5.51%. Since the difference is 20 bps, the WCCM does not trigger and there will be no change to Cal Water’s 10.27% return on equity for 2025.
Regulatory Activity - Other States
Financing Application for Hawaii
On October 3, 2024, the Public Utilities Commission of the State of Hawaii granted Hawaii Water the authority to issue up to $20.8 million of new equity and debt securities, in addition to previously-authorized amounts, to fund on-going and planned capital improvement projects related to water and wastewater utility services within Hawaii Water’s service territories.
LIQUIDITY
Cash Flow from Operating Activities
During the nine months ended September 30, 2024, we generated cash flow from operations of $222.8 million compared to $143.5 million for the same period in 2023. The increase in the first nine months of 2024 as compared to the same period in 2023 is primarily due to the net receipt of $57.9 million from the Extended Program, as discussed above. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
The increase in net income for the nine months ended September 30, 2024 as compared to the same period from prior year was primarily due to the recording of $118.4 million of operating revenue for the MWRAM and IRMA during the first nine months of 2024 due to the resolution of the 2021 GRC. There was an associated increase to regulatory assets related to MWRAM and IRMA operating revenue. The Company has started billing for the recovery of these regulatory assets in the fourth quarter of 2024.
During the nine months ended September 30, 2024, we made cash contributions of $0.4 million to our employee pension plan and did not make any cash contribution to our other postretirement benefit plans. During the nine months ended September 30, 2023, we made cash contributions of $2.9 million and $0.2 million, respectively, to our pension plans and to our other postretirement benefit plans. The 2024 estimated cash contribution to the pension plans and other postretirement benefits plans are expected to be approximately $0.7 million and $0.2 million, respectively.
The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is used compared to the warm, dry summer months when water use is highest. This seasonality results in the possible need for short-term borrowings under our bank lines of credit in the event cash is not sufficient to cover operating costs during the winter period. The increase in cash flow during the summer allows for a pay down of short-term borrowings. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flow from operations and increases the need for short-term bank borrowings.
Cash Flow from Investing Activities
During the nine months ended September 30, 2024 and 2023, we used $332.2 million and $274.1 million, respectively, of cash for Company-funded and developer-funded utility capital expenditures. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2024, our utility capital expenditures are estimated to be $365.0 million, which excludes an estimated $20.0 million of developer-funded capital expenditures.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024 was $132.3 million compared to $120.1 million for the same period in 2023. For 2024, this includes issuance of $86.5 million of Company common stock through our at-the-market equity program and $1.9 million through our employee stock purchase plan. For 2023, this includes issuance of $112.7 million of Company common stock through our at-the-market equity program and $1.8 million through our employee stock purchase plan.
During the nine months ended September 30, 2024 and 2023, we borrowed $370.0 million and $165.0 million, respectively, on our unsecured revolving credit facilities. We made repayments on our unsecured revolving credit facilities of $290.0 million and $120.0 million during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2023, we also paid $1.6 million in issuance costs for the Company and Cal Water facilities entered into on March 31, 2023.
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
The net IRMA, MWRAM, WRAM and Modified Cost Balancing Account receivable balances were $116.7 million and $75.2 million as of September 30, 2024 and 2023, respectively. The receivable balances were primarily financed by Cal Water using short-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short-term financing rates.
Short-term and Long-term Financing
During the nine months ended September 30, 2024, we utilized cash generated from operations and temporary borrowings on our unsecured revolving credit facilities to fund operations and capital investments.
In future periods, management anticipates funding our utility plant needs through a balance of long-term debt and equity.
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
As of September 30, 2024 and December 31, 2023, short-term borrowings of $260.0 million and $180.0 million, respectively, were outstanding on the Company and Cal Water facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of unrestricted cash are maintained for Washington Water, New Mexico Water, Hawaii Water and Texas Water.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more. As of September 30, 2024, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
On October 22, 2024, Cal Water completed the sale and issuance of $125.0 million in First Mortgage Bonds (the Bonds) in a private placement. The Bonds, relating to Series 2, bear an interest rate of 5.22% per annum payable quarterly, and mature on October 22, 2054. The Bonds will rank equally with all of Cal Water’s other First Mortgage Bonds and are secured by liens on Cal Water’s properties, subject to certain exceptions and permitted liens. Cal Water used the net proceeds from the sale of the Bonds to refinance existing indebtedness and for general corporate purposes. The Bonds were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
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

Summarized Statement of Operations
(in thousands)	Nine Months Ended September 30, 2024		Twelve Months Ended December 31, 2023
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$752,902	$—	$720,577	$—
Gross profit	$529,132	$—	$449,221	$—
Income from operations	$194,991	$304	$82,157	$590
Equity in earnings of guarantor	$—	$157,054	$—	$49,998
Net income	$173,538	$159,558	$57,168	$51,376

Summarized Balance Sheet Information
(in thousands)	As of September 30, 2024		As of December 31, 2023
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$276,340	$6,436	$213,469	$10,126
Intercompany receivable from Non-guarantors	3,568	85,041	3,664	44,882
Other assets	564,705	1,334,033	479,642	1,190,076
Long-term intercompany receivable from Non-issuers	—	80,685	—	82,610
Net utility plant	3,719,845	—	3,487,788	—
Total assets	$4,564,458	$1,506,195	$4,184,563	$1,327,694

Current liabilities	$501,353	$35,928	$351,964	$53,069
Intercompany payable to Non-guarantors and Guarantor	11,767	2,398	—	—
Long-term debt	1,051,468	—	1,052,350	—
Other liabilities	1,669,540	3,250	1,595,852	3,068
Total liabilities	$3,234,128	$41,576	$3,000,166	$56,137
Dividends
During the nine months ended September 30, 2024, our quarterly common stock dividend payments were $0.84 per share compared to $0.78 per share for the nine months ended September 30, 2023. For the full year 2023, the payout ratio was 113.8% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income.
At the October 30, 2024 meeting, the Company’s Board of Directors declared the fourth quarter dividend of $0.28 per share payable on November 22, 2024, to stockholders of record on November 12, 2024. This was our 319th consecutive quarterly dividend.
2024 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $200.0 million and $400.0 million, respectively, for short-term borrowings. As of September 30, 2024, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $165.0 million and $175.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $27.38 at September 30, 2024 compared to $24.72 at December 31, 2023. There were approximately 1,716 stockholders of record for our common stock as of August 12, 2024.
Utility Plant Expenditures
During the nine months ended September 30, 2024, utility plant expenditures totaled $332.2 million for Company-funded and developer-funded projects. For 2024, we estimate utility capital expenditures to be $365.0 million, which excludes an estimated $20.0 million of developer-funded capital expenditures.
As of September 30, 2024, construction work in progress was $389.9 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our average annual groundwater extraction from adjudicated groundwater basins approximates 6.7 billion gallons or 13.1% of our total average annual (2022-2023) water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our average annual groundwater extraction from managed groundwater basins approximates 29.7 billion gallons or 57.6% of our total average annual water supply pumped from wells. Our average annual groundwater extraction from unmanaged groundwater basins approximates 15.1 billion gallons or 29.3% of our total average annual water supply pumped from wells. Many managed groundwater basins we extract water from have groundwater recharge facilities for which we financially support the recharge activities by paying well pump taxes. For the nine months ended September 30, 2024 and 2023, our well pump taxes were $16.4 million and $13.1 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGMA). The law and its implementing regulations required most basins to create a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGMA provisions are fully implemented, all the Company’s California groundwater will be produced from sustainably managed and/or adjudicated basins.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water's rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of October 1, 2024, the State of California snowpack water content for the 2023-2024 water year was 91% of long-term averages (per the California Department of Water Resources, Northern Sierra Precipitation Accumulation report). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 83% and 80%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2024 and thereafter. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes or by installing the best available technologies.

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
CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2024, there were no material changes in contractual obligations outside the normal course of business.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 and concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

101
The following materials from this Quarterly Report on Form 10-Q formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) the Notes to the Condensed Consolidated Financial Statements, and (vi) Part II, Item 5(c).

104	The cover page from this Quarterly Report on Form 10-Q formatted in iXBRL (included as Exhibit 101)

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA WATER SERVICE GROUP
Registrant

October 31, 2024	By:	/s/ James P. Lynch
James P. Lynch
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)