Form 10-K
period 2024-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2025-02-27
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,679 million on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant’s common stock as traded on the New York Stock Exchange.
The Common stock outstanding at February 10, 2025 was 59,488,444 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 28, 2025. The proxy statement is expected to be filed no later than 120 days after the end of the fiscal year covered by this report.

PART I
Item 1.    Business.
Forward-Looking Statements
This annual report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this annual report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this annual report include, but are not limited to, statements describing our intention, indication or expectation regarding our financial performance, dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, regulatory compliance, decisions, approvals, authorizations, requirements or other actions, including plans and proposals pursuant to and timing of the California Water Service Company (Cal Water)’s general rate case (GRC) filed on July 8, 2024 (2024 GRC), timing of our cost of capital application, rate amounts, cost recovery or refunds, certain per- and polyfluoralkyl substances (PFAS) regulations, and associated impacts, such as our expected or estimated revenue, our intentions regarding recovery billing, our expectations regarding regulatory asset and operating revenue recognition, sources of funding or capital requirements, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, our anticipation regarding renewing water supply contracts, and estimated water prices, estimates and assumptions relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations or assumptions regarding employee benefit plans and stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings, our expectations, intentions or anticipations regarding our sources of funding, capital structure, including authorized return on equity, cost of debt and rate of return, or capital allocation plans, our intentions regarding growth opportunities or our expectations regarding settlement proceeds relating to certain PFAS-contamination claims. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results may vary materially from what is contained in a forward-looking statement.
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•the outcome and timeliness of regulatory commissions’ actions concerning rate relief and other matters, including with respect to the 2024 GRC;
•the impact of opposition to rate increases;
•our ability to recover costs;
•Federal governmental and state regulatory commissions’ decisions, including decisions on proper disposition of property;
•changes in state regulatory commissions’ policies and procedures, such as the California Public Utilities Commission (CPUC)’s decision in 2020 to preclude companies from proposing full decoupling (which impacted our 2021 GRC);
•changes in California State Water Resources Control Board (Water Board) water quality standards;
•changes in environmental compliance and water quality requirements, such as the United States Environmental Protection Agency’s (EPA) finalization of a National Primary Drinking Water Regulation establishing legally enforceable maximum contaminant levels (MCL) for six PFAS in drinking water in 2024;
•the impact of weather, climate change, natural disasters, including wildfires and landslides, and actual or threatened public health emergencies, including disease outbreaks, on our operations, water quality, water availability, water sales and operating results and the adequacy of our emergency preparedness;

•electric power interruptions, especially as a result of Public Safety Power Shutoff (PSPS) programs;
•availability of water supplies;
•our ability to invest or apply the proceeds from the issuance of common stock in an accretive manner;
•consequences of eminent domain actions relating to our water systems;
•increased risk of inverse condemnation losses as a result of the impact of weather, climate change, and natural disasters, including wildfires and landslides;
•housing and customer growth;
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
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, changes in tariff policy, the interest rate environment, instability of certain financial institutions, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, and the prospect of a shutdown of the U.S. federal government;
•the impact of market conditions and volatility on unrealized gains or losses on our non-qualified benefit plan investments and our operating results;
•the impact of weather and timing of meter reads on our accrued unbilled revenue;
•the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements;
•the impact of the evolving U.S. political environment, including, as a result of the change in U.S. federal administration, leadership and policy changes or threatened changes at U.S. federal regulatory agencies that have led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies and the status of current and future regulations; and
•the risks set forth in “Risk Factors” included elsewhere in this annual report.
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

Overview
California Water Service Group (Company) is a holding company with seven operating subsidiaries: Cal Water, Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), Hawaii Water Service Company, Inc. (Hawaii Water), TWSC, Inc. (Texas Water), CWS Utility Services, and HWS Utility Services LLC (CWS Utility Services and HWS Utility Services LLC being referred to collectively in this annual report as Utility Services). Cal Water, Washington Water, New Mexico Water, and Hawaii Water are regulated public utilities. Texas Water is a holding company with regulated and contracted wastewater utilities.
The regulated utility entities also provide non-regulated services. Utility Services holds non-utility property and provides non-regulated services to private companies and municipalities outside of California (see “Non-Regulated Activities” below for more details). Cal Water was the original operating company that began operations in 1926.
Our business is conducted through our operating subsidiaries and we provide utility services to approximately two million people. The bulk of our business consists of the production, purchase, storage, treatment, testing, distribution, and sale of water for domestic, industrial, public, and irrigation uses, and the provision of domestic and municipal fire protection services. In some areas, we provide wastewater collection and treatment services, including treatment which allows water recycling. We also provide non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, meter reading, and billing services. Non-regulated operations also include the lease of communication antenna sites, lab services, and promotion of other non-regulated services.
During the year ended December 31, 2024, there were no significant changes in the kind of products produced or services rendered by our operating subsidiaries, or in the markets or methods of distribution.
Our mailing address and contact information is:
California Water Service Group
1720 North First Street
San Jose, California 95112-4598
Telephone number: 408-367-8200
www.calwatergroup.com
Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website at www.calwatergroup.com. The reports are available on our website as soon as reasonably practicable after such reports are filed with the U.S. Securities and Exchange Commission (SEC).
The content on any website referred to in this annual report is not incorporated by reference in this annual report unless expressly noted.
Regulated Business
California water operations are conducted by Cal Water, which provides service to approximately 499,400 customer connections in approximately 100 California communities through 20 separate districts, which are subject to regulation by the CPUC. California water operations accounted for approximately 89.2% of our total customer connections and 92.3% of our total consolidated operating revenue in 2024.
We operate the City of Hawthorne and the City of Commerce water systems under lease agreements. In accordance with the lease agreements, we receive all revenues from operating the systems and are responsible for paying the operating costs. The City of Hawthorne and the City of Commerce lease revenues are governed through their respective city councils and are considered non-regulated because they are outside of the CPUC’s jurisdiction. We report revenue and expenses for the City of Hawthorne and City of Commerce leases in operating revenue and operating expenses because we are entitled to retain all customer billings and are responsible for all operating expenses. These leases are considered “nontariffed products and services” (NTPS) by the CPUC and require a 10% revenue share with regulated customers.
In October of 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near our Hermosa Redondo district, serves about half of Hawthorne’s population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments are contracted to be adjusted based on changes in rates charged to customers. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $12.7 million, $12.2 million, and $12.5 million in 2024, 2023, and 2022, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in 2026.
In April of 2018, a renewal agreement was negotiated with the City of Commerce for us to continue to lease and to operate its water system for 15 years. Under the agreement, the operating lease requires us to pay $0.8 million per year in monthly installments. We have operated the City of Commerce water system since 1985 and are responsible for all operations, maintenance, water quality assurance, customer service programs, and financing capital improvements to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce retains title to the system and system improvements and remains responsible for setting its customers’ water rates. We bear the risks of operation and collection of amounts billed to customers. In exchange, we receive all revenue from the water system, which was $4.1 million, $4.2 million, and $4.2 million, in 2024, 2023, and 2022, respectively. The agreement allows us to request a rate change annually in order to recover costs.
Hawaii Water provides service to approximately 6,700 water and wastewater customer connections on the islands of Kauai, Maui, Oahu, and Hawaii, including several large resorts and condominium complexes. Hawaii Water’s regulated customer connections are subject to the jurisdiction of the Hawaii Public Utilities Commission (HPUC). Hawaii Water accounted for 1.2% of our total customer connections and approximately 4.3% of our total consolidated operating revenue in 2024.
Washington Water provides domestic water service to approximately 38,300 customer connections in the Tacoma, Olympia, Graham, Spanaway, Puyallup, Rainier, Yelm, and Gig Harbor areas. Washington Water’s utility operations are regulated by the Washington Utilities and Transportation Commission (UTC). Washington Water accounted for approximately 6.8% of our total customer connections and approximately 2.3% of our total consolidated operating revenue in 2024.
New Mexico Water provides service to approximately 11,500 water and wastewater customer connections in our Rio Communities, Rio Del Oro, Meadow Lake, Indian Hills, Squaw Valley, Elephant Butte, Morningstar, Sandia Knolls, Juan Tomas, Monterey, and Cypress Gardens systems. New Mexico’s regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounted for approximately 2.1% of our total customer connections and 0.7% of our total consolidated operating revenue in 2024.
In May of 2021, Texas Water became the majority owner of BVRT Utility Holding Company (BVRT), a Texas-based utility development company owning and operating seven wastewater utilities serving growing communities outside of Austin and San Antonio. BVRT provides regulated wastewater services under the rules and regulation of the Texas Public Utilities Commission. Texas Water initially invested funds to enable BVRT to continue to build wastewater infrastructure and converted its investment to equity. BVRT’s seven wastewater utilities currently serve or are under contract to serve approximately 4,200 customer connections. On August 16, 2022, BVRT entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) that enables BVRT to receive up to 2,419 acre-feet of potable water annually (see Note 15 for more details). Texas Water accounted for approximately 0.7% of our total customer connections and 0.4% of our total consolidated operating revenue in 2024.
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

In California, nearly all non-regulated activities are considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be “active activities” require a 10% revenue sharing, and “passive activities” require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass-through costs. Some examples of CPUC authorized pass-through costs are purchased water, purchased power, and pump taxes. All of our non-regulated services, except for leasing communication antenna sites on our properties, are “active activities” subject to a 10% revenue sharing. Leasing communication antenna sites on our properties are “passive activities” subject to a 30% revenue sharing. Cal Water’s annual revenue sharing with regulated customers was $2.8 million, $2.7 million, and $2.7 million in 2024, 2023, and 2022, respectively.
Operating Segment
We operate in one reportable segment, the supply and distribution of water and providing water-related utility services. For information about revenue from external customers, net income attributable to California Water Service Group and total assets, see “Item 8. Financial Statements and Supplementary Data.”
Growth
We intend to continue exploring opportunities to expand our regulated and non-regulated water and wastewater activities, particularly in the western United States. The opportunities could include system acquisitions, lease arrangements similar to the City of Hawthorne and City of Commerce contracts, utility development investments similar to the BVRT investment, full service system operation and maintenance agreements, customer service functions, and other utility-related services.

Geographical Service Areas and Number of Customer Connections at Year-end
Our principal markets are users of water within our service areas. The approximate number of customer connections served in each regulated district, the City of Hawthorne and the City of Commerce, at December 31 is as follows:

(rounded to the nearest hundred)	2024	2023
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region (serving South San Francisco, Colma, Broadmoor, San Mateo, San Carlos, Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights and portions of Santa Rosa)	56,000	56,000
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	19,200	19,100
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	19,000	19,000
Livermore	19,000	19,000
	113,200	113,100
SACRAMENTO VALLEY
North Valley Region (serving Chico, Hamilton City, and Oroville)	35,400	35,200
Marysville	3,800	3,800
Dixon	3,100	3,100
Willows	2,400	2,400
	44,700	44,500
SALINAS VALLEY
Salinas Valley Region (including Salinas and King City)	31,900	31,800
	31,900	31,800
SAN JOAQUIN VALLEY
Bakersfield	74,900	74,400
Stockton	45,300	45,200
Visalia	49,100	48,700
Selma	6,700	6,600
Kern River Valley	4,000	4,000
	180,000	178,900
LOS ANGELES AREA
East Los Angeles	26,900	26,900
South Bay Region (serving Hermosa Beach, Redondo Beach, Carson, and portions of Compton, Harbor City, Long Beach, Los Angeles, and Torrance)	61,800	61,800
Los Angeles County Region (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates, Rolling Hills, Fremont Valley, Lake Hughes, Lancaster and Leona Valley)	26,100	26,000
Westlake (a portion of Thousand Oaks)	7,100	7,100
Hawthorne and Commerce (leased municipal systems) and Travis Airforce Base (utility privatization contract)	7,700	7,600
	129,600	129,400
CALIFORNIA TOTAL	499,400	497,700
HAWAII	6,700	6,500
NEW MEXICO	11,500	11,400
WASHINGTON	38,300	38,000
TEXAS	4,200	2,800
COMPANY TOTAL	560,100	556,400

Rates and Regulation
The Commissions have plenary powers setting both rates and operating standards. As such, the Commissions’ decisions significantly impact the Company’s revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless otherwise stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Certain filings, such as GRC filings, escalation rate increase filings, and offset filings, may result in rate changes that generally remain in place until the next GRC. As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as GRC interim rate relief are temporary rate changes, having specific time frames for recovery.
The CPUC follows a rate case plan which requires Cal Water to file a GRC for each of its regulated operating districts (except Grand Oaks, which is filed as needed) every three years. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates and an Interim Rates Memorandum Account (IRMA). In accordance with the rate case plan, Cal Water filed its most recent GRC filing in July of 2024 (2024 GRC) requesting rate changes effective January 1, 2026. For additional information on our 2024 GRC, see “California Regulatory Activity”.
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
In addition, California water utilities are entitled to make offset requests via an advice letter. Offsets may be requested to adjust revenues for construction projects authorized in GRCs or recycled water projects when those capital projects go into service (these filings are referred to as “rate base offsets”), or for rate changes charged to Cal Water for purchased water, purchased power, and pump taxes (which are referred to as “expense offsets”). Rate changes approved in offset requests remain in effect until the next GRC is approved.
California Regulatory Activity
2024 GRC Application
On July 8, 2024, Cal Water submitted Infrastructure Improvement Plans (the Plans) for its California districts from 2025 to 2027 in its 2024 GRC application with the CPUC. The application also proposes a Low-Use Water Equity Program, that would, if approved as filed, decouple revenue from water sales, to assist low-water-using, lower-income customers.
The required, triennial filing begins an approximately 18-month review process by the CPUC, which will analyze the Plans, operating budget proposals, and the Low-Use Water Equity Program to establish water rates for 2026 to 2028 that reflect the cost of providing safe, reliable water service. Associated rates set by the CPUC would become effective no sooner than January 2026. Cal Water has concluded an initial pre-hearing conference and an administrative law judge and Commissioner have been assigned to the case. The Commissioner issued the Scoping Memo and Ruling in November 2024 identifying the issues to be addressed and setting the schedule for the proceeding. Subsequent to year end, public participation hearings were conducted and Cal Water received California Public Advocate’s (CalPA) report providing comments on the 2024 GRC application. Cal Water will provide a response to the CalPA report during the first quarter of 2025.
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
2021 GRC
The CPUC approved a decision on March 7, 2024 on the 2021 GRC. The decision marked the end of an extensive review of Cal Water’s water system improvement plans, costs, and rates. The decision adopted a revised version of the alternate proposed decision issued on January 24, 2024, and increases adopted revenues, after corrections, for 2023 by approximately $41.5 million retroactive to January 1, 2023. It also potentially increases revenues by up to approximately $30.0 million for 2024 and $30.6 million for 2025, subject to the CPUC’s earnings test and inflationary adjustments.
The decision authorized Cal Water to invest approximately $1.2 billion from 2021 through 2024 in water system infrastructure projects that we believe were needed to continue providing safe, reliable water service to customers throughout California. This also includes approximately $160 million of infrastructure projects that may be submitted for recovery via the CPUC’s advice letter process.
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
2021 GRC IRMA
The 2021 GRC was approved in March of 2024 and final rates for the 2021 GRC were implemented on May 31, 2024; as a result, Cal Water calculated and recorded an IRMA regulatory asset of $88.6 million and a corresponding increase to revenue for the difference between final rates and interim rates for all of 2023 and the first five months of 2024. The IRMA regulatory asset was reduced by $2.5 million for Rate Support Fund (RSF) credits that would have been given to customers had the rate case been approved on time with an associated increase to regulatory assets for the RSF program. Cal Water also recorded an IRMA regulatory liability of $5.6 million with a corresponding increase to regulatory assets for Customer Assistance Program (CAP) credits that would have been given to customers had the rate case been approved on time. Finally, Cal Water recorded an IRMA regulatory asset of $0.4 million with a corresponding decrease to regulatory asset for the CAP and RSF for surcharges that would have been billed to fire protection customers had the rate case been approved on time. During the third quarter of 2024, Cal Water was approved to recover and refund the recorded IRMA regulatory assets and liabilities in the form of either 12-month, 24-month, or longer surcharges or 12-month surcredits. The surcharges and surcredits were implemented on October 1, 2024.
Escalation Increase Requests
As a part of the decision on the 2021 GRC, Cal Water was authorized to request annual escalation rate increases for 2024 and 2025 for those districts that passed the CPUC’s earnings test. In April of 2024, Cal Water requested 2024 escalation rate increases for 17 of its regulated districts. The increase in annual adopted gross revenue associated with the April 2024 filing was $20.6 million. The new rates were approved and subsequently implemented on May 31, 2024, as discussed above.
In November of 2024, Cal Water requested 2025 escalation rate increases for 18 of its regulated districts. The increase in annual adopted gross revenue associated with the November 2024 filing was $27.2 million. The new rates were approved and subsequently implemented on January 1, 2025.

Rate Base Offset Requests
For construction projects authorized in the 2021 GRC as advice letter projects, Cal Water is allowed to request rate base offsets to increase revenues after the project goes into service. In March of 2024, Cal Water submitted a $39.1 million rate base offset advice letter to recover $5.8 million of annual revenue increases in all of its regulated districts. The new rates were approved and subsequently implemented on May 31, 2024, as discussed above.
In October of 2024, Cal Water submitted a $5.7 million rate base offset advice letter to recover $0.9 million of annual revenue increases in 9 of its regulated districts. The new rates were approved and subsequently implemented on January 1, 2025.
Expense Offset Requests
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In November of 2023, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in six of its regulated districts totaling $5.1 million. The new rates were approved and subsequently implemented on January 1, 2024. In April of 2024, Cal Water submitted an advice letter to update these rates based on the approved 2021 GRC. The annual increase was updated from an increase of $5.1 million to an increase of $4.7 million and the new updated rates were approved and subsequently implemented on May 31, 2024, as discussed above.
In October of 2024, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in eight of its regulated districts totaling $17.1 million. The new rates were implemented on January 1, 2025.
Monterey-Style Water Revenue Adjustment Mechanism (MWRAM) Filing
In September of 2024, Cal Water submitted an advice letter requesting surcharges to bill for the MWRAM-related undercollections for 2023 for its regulated districts with tiered rates. The MWRAM tracks the difference between quantity revenues collected under each residential rate tier and the quantity revenues that would have been collected under a single quantity rate at the equivalent level of sales. The advice letter was approved and $17.4 million is being recovered from customers in the form of 12- and 24-month surcharges. The new rates were approved and subsequently implemented on October 1, 2024.
Incremental Cost Balancing Account (ICBA) Filing
In September of 2024, Cal Water submitted an advice letter to true-up the 2023 annual ICBAs of its regulated districts. The ICBAs track the difference between actual cost for water production inputs (purchased water, purchased power, and pump taxes) and adopted costs reflected in rates. The advice letter was approved and $7.1 million is being refunded to customers in the form of either one time or 12-month surcredits. Additionally, $0.6 million is being recovered from customers in the form of 12-month surcharges. The new rates were approved and subsequently implemented on October 1, 2024.
Cost of Capital Application
The CPUC issued and adopted a proposed decision for the Cal Water 2021 Cost of Capital Application in the second quarter of 2023. Cal Water was authorized a return on equity of 9.05%, a cost of debt of 4.23%, a capital structure of 53.4% equity and 46.6% debt, and an authorized rate of return of 6.80% for 2023 and 2024. The CPUC also reauthorized the Water Cost of Capital Mechanism (WCCM), which automatically adjusts the rate of return when the Moody’s Utilities Bond Index (Index) fluctuates between cost of capital applications. Because the Index changed in 2022, the WCCM triggered for 2023. At the time that WCCM triggered and before new rates were implemented Cal Water’s rate of return was 7.48%. Cal Water implemented new rates based on an authorized 9.57% return on equity, with a 4.23% cost of debt, and an authorized rate of return of 7.08% on July 31, 2023. The 40 basis-point reduction from Cal Water’s prior rate of return of 7.48% lowered adopted annual operating revenue as of July 31, 2023 by $7.0 million.
In October of 2023, Cal Water evaluated the WCCM for 2024 and determined that it was triggered due to a change in the Index in 2023. Cal Water filed an advice letter to implement new rates based on an authorized 10.27% return on equity, with a 4.23% cost of debt, and an authorized rate of return of 7.46% effective January 1, 2024. These new rates were approved and subsequently implemented on January 1, 2024. The 38 basis-point increase from Cal Water’s rate of return for the period July 31, 2023 to December 31, 2023 of 7.08% positively impacted adopted annual operating revenue for 2024 by approximately $10.0 million. In April of 2024, Cal Water submitted an advice letter to update these rates based on the approved 2021 GRC. The annual increase was updated to $11.4 million and the new updated rates were approved and subsequently implemented on May 31, 2024, as discussed above.
On February 2, 2024, Cal Water received a letter from the CPUC addressed jointly to Cal Water and three other Class A water companies granting their request for a one-year extension in their next cost of capital filing with the CPUC to May 1,

2025. The WCCM will remain in effect during the one-year extension. As a result, Cal Water’s authorized return on equity in 2025 is expected to be 10.27% plus or minus any changes from the WCCM.
In October of 2024, Cal Water evaluated the WCCM for 2025 and determined that it was not triggered. Since the WCCM was not triggered, there will be no change to Cal Water’s 10.27% return on equity for 2025 as a result of the WCCM. The next measurement date for the WCCM is September 30, 2025.
On January 14, 2025, Cal Water received a letter from the CPUC addressed jointly to Cal Water and three other Class A water companies granting their request for an additional one-year extension in their cost of capital filing with the CPUC to May 1, 2026. The WCCM will remain in effect during the one-year extension. As a result, Cal Water’s authorized return on equity in 2026 is expected to be 10.27% plus or minus any changes from the WCCM.
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
Per- and Polyfluoroalkyl Substances Memorandum Account (PFAS MA)
Public water systems have been ordered by the Water Board to detect, monitor, and report perfluorooctanoic and perfluorooctanesulfonic acid in drinking water. In the third quarter of 2020, the CPUC approved the PFAS MA which allows Cal Water to track incremental expenses related to compliance with the order. The tracking of capital costs was excluded due to the lack of a MCL at that time.
In March of 2023, the EPA issued proposed MCLs for six per- and polyfluoroalkyl substances (PFAS). In September of 2023, Cal Water filed an application with the CPUC to modify the PFAS MA to track capital related costs associated with activities necessary to comply with the proposed PFAS drinking water regulations. Cal Water also proposed to submit Tier 2 advice letters requesting authority to add completed PFAS-related capital projects to authorized rate base. On April 18, 2024, the CPUC dismissed, without prejudice, Cal Water’s application requesting authorization to modify a previously approved PFAS-expense memorandum account to include capital investments related to PFAS compliance for future recovery. The dismissal does not preclude Cal Water from seeking regulatory recovery for its capital investments. Cal Water may seek recovery through a separate application or a GRC application. Cal Water expects to refile its application in the first half of 2025.
California Supreme Court Decision on Decoupling
The CPUC issued a decision effective August 27, 2020 requiring that Class A water utilities submitting GRC filings after the effective date be precluded from proposing the use of a full decoupling Water Revenue Adjustment Mechanisms (WRAM) in their next GRCs. In September 2020, Cal Water filed an Application for Rehearing at the CPUC seeking to reverse the August 27, 2020 CPUC decision. In September 2021, the CPUC denied the Application for Rehearing. On or about October 27, 2021, Cal Water along with four other Class A California water utilities filed Petitions for a Writ of Review with the California Supreme Court (Court). On May 18, 2022, the Court issued writs granting review and ordered the CPUC and other filing parties to submit additional pleadings to the Court. The final pleadings were submitted on January 13, 2023. Oral arguments were held on May 8, 2024 and, on July 8, 2024, the Court issued a unanimous decision voiding the WRAM provisions in the August 27, 2020 CPUC decision. As a result, Cal Water and other Class A water utilities submitting GRC filings are no longer precluded from proposing the use of a full decoupling WRAM in their GRCs, as reflected in the 2024 GRC filing.
Palos Verdes Peninsula Water Reliability Project (PV Project)
In 2002, Cal Water commissioned a Water System Master Plan (Master Plan) for the Palos Verdes water system. The Master Plan identified the high-priority need to augment the existing potable water system with new transmission mains and a new pump station to improve the capacity and reliability of the water system. This resulted in the development of a capital project known as the PV Project. Before the PV Project, a single pipeline that was over 60 years old delivered potable water to approximately 90 percent of the Peninsula, and a second pipeline of the same age delivered water to the remaining 10 percent. Both of these pipelines were approaching the end of their useful lives.
The CPUC authorized Cal Water to recover revenue associated with costs up to a cap of $96.1 million after the PV Project was placed in service, subject to the CPUC’s reasonableness review. In 2020, the PV Project was completed and Advice Letter 2387 was filed asking for authority to increase rates reflecting the PV Project costs up to the cap, with an effective date of

August 27, 2020. The advice letter was approved on January 29, 2021. New rates were implemented on February 1, 2021, with the revenue requirement being effective as of August 27, 2020.
Due to the complexity of the PV Project, total project costs exceeded the advice letter cap of $96.1 million. Total project costs incurred were $117.2 million. Amongst other things, the 2021 GRC approved an additional $6.4 million of capital costs to be included in base rates plus authority to open a memorandum account allowing Cal Water to track incremental capital-related costs associated with this project.
In July of 2024, Cal Water submitted a Tier 3 advice letter to recover the remaining $14.7 million of capital costs not in base rates. Cal Water requested an increased revenue requirement for Palos Verdes customers of $1.8 million which is obtained by adding $14.2 million to rate base for the additional capital costs of the PV Project (which equals the $14.7 million above less two years of depreciation). Cal Water also requested to recover $3.8 million of revenue tracked in the memorandum account through a temporary surcharge of $0.2832 per ccf for 24 months. This includes $3.6 million of the revenue requirement for 2023 and 2024 from the increase in total capital costs above what was already included in base rates and $0.2 million of interest.
On January 30, 2025, a final decision was issued that approved Cal Water’s request to include $14.2 million of incremental costs in rate base and for a temporary surcharge to recover $3.8 million of carrying costs tracked in the memo account. New base rates were implemented on February 1, 2025 and new surcharges are expected to be implemented on April 1, 2025.
California Drought Memorandum Account (DRMA)
In June 2021, Cal Water submitted advice letters to request a DRMA to track the incremental operational and administrative costs incurred to further implement updated Rule 14.1 for voluntary conservation measures and Schedule 14.1 for implementation of our Water Shortage Contingency Plan (WSCP), including activities related to enhanced conservation efforts, staffing, and capital expenditures to provide a safe, reliable water supply. The DRMA would also track monies paid by customers for fines, penalties, or other compliance measures associated with water use violations and penalties paid by Cal Water to its water wholesalers. The DRMA was approved by the CPUC with an effective date of June 14, 2021.
California’s Governor issued a drought declaration for all California counties through a series of State of Emergency Proclamations with the most recent in March 2022. Given these drought proclamations and then-existing water usage levels in all of its service areas, in 2022 Cal Water activated Stage 2 of the “Water Use Restrictions of its WSCP” of Schedule 14.1 in all of its service areas; as a result, Cal Water saw an increase in DRMA related costs in 2022 and 2023.
In Stage 1, irrigating ornamental landscape with potable water is prohibited during the hours of 8:00 a.m. and 6:00 p.m. In Stage 2, irrigating ornamental landscapes with potable water is limited to no more than three days per week as well as prohibited during the hours of 8:00 a.m. and 6:00 p.m. In addition, this stage states that new connections may not install single-pass cooling systems for air conditioning or other cooling system applications unless required for health or safety reasons.
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
On May 8, 2023, Cal Water deactivated Stage 2 and moved to Stage 1 of Cal Water’s Schedule 14.1 of the WSCP in all regulated service areas.
On July 28, 2023, Cal Water submitted a Tier 3 advice letter requesting authority to amortize $1.4 million of incremental expenses incurred from June 14, 2021 to December 31, 2022 tracked in the DRMA.
On January 30, 2025, a final decision was issued that approved Cal Water’s request to recover $1.4 million of incremental costs tracked in the DRMA. New surcharges are expected to be implemented on April 1, 2025.

Regulatory Activity - Other States
Financing Application for Hawaii
On October 3, 2024, the HPUC granted Hawaii Water the authority to issue up to $20.8 million of new equity and debt securities, in addition to previously-authorized amounts, to fund on-going and planned capital improvement projects related to water and wastewater utility services within Hawaii Water’s service territories.
Kukui’ula South Shore Community Services
In April of 2022, Hawaii Water signed an agreement to acquire the assets of Kukui’ula South Shore Community Services, LLC (KSSCS). Located in the Kukui’ula Resort region of southeast Kauai, KSSCS is a collection-only wastewater utility regulated by the HPUC. Hawaii Water received HPUC approval for the acquisition in September of 2024. On December 4, 2024, the transaction closed and Hawaii Water took control over the system. The total cash purchase price was $1.6 million.
As part of the acquisition, Hawaii Water will own and manage the utility, which currently serves approximately 440 residential, commercial, and resort customers, but is expected to be able to serve up to 1,500 connections upon the completion of a planned resort buildout.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our average annual groundwater extraction from adjudicated groundwater basins approximates 7.8 billion gallons or 14.9% of our total average annual (2023 to 2024) water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our average annual groundwater extraction from managed groundwater basins approximates 29.6 billion gallons or 56.4% of our total average annual (2023 to 2024) water supply pumped from wells. Our average annual groundwater extraction from unmanaged groundwater basins approximates 15.0 billion gallons or 28.7% of our total average annual (2023 to 2024) water supply pumped from wells. Many managed groundwater basins we extract water from have groundwater recharge facilities for which we financially support the recharge activities by paying well pump taxes. Our well pump taxes for 2024, 2023, and 2022 were $21.8 million, $19.0 million, and $16.2 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGMA). The law and its implementing regulations required most basins to create a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGMA provisions are fully implemented, all the Company’s California groundwater will be produced from sustainably managed and/or adjudicated basins.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of January 9, 2025, the snowpack water content in California’s northern Sierra region during the 2024 to 2025 water year was 139% of long-term averages (per the California Department of Water Resources). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 85% and 64%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2025 and thereafter. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes or by installing the best available technologies.

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
In April of 2024, the EPA finalized a National Primary Drinking Water Regulation establishing legally enforceable MCLs, for six PFAS in drinking water. Under the PFAS regulation, water utilities across the country are required to complete initial PFAS monitoring by 2027 and to implement treatment for sources exceeding the MCL by 2029. We estimate a capital investment of approximately $226.0 million will be required to comply with the regulation. The Company is a party to four separate class-action settlements with the following companies: 3M Company; E.I. Du Pont de Nemours and Company (n/k/a EIDP, Inc.), DuPont de Nemours, Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, DuPont); Tyco Fire Products LP; and BASF Corporation designed to resolve certain claims for PFAS contamination of drinking water in active public water systems. The estimated proceeds from these settlements will provide partial funding for treatment solutions to remove PFAS from water sources in which PFAS has been detected, future testing, and operational expenses. The Company expects to receive proceeds from settlements with the 3M Company and DuPont in the first half of 2025 and expects to receive proceeds from settlements with Tyco Fire Products LP and BASF Corporation in approximately late 2025 or early 2026. The Company plans to use any settlement proceeds received (after deducting legal fees and expenses) to offset capital expenditures required to comply with the PFAS regulation.
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

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2024. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region*	6,361	98.5%	San Francisco Public Utilities Commission and Yolo County Flood Control & Water Conservation District
Bear Gulch	3,739	100.0%	San Francisco Public Utilities Commission
Los Altos	2,188	62.0%	Valley Water
Livermore	1,896	68.7%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
North Valley Region**	669	8.4%	Pacific Gas and Electric Co. and County of Butte
SAN JOAQUIN VALLEY
Bakersfield	10,047	53.3%	Kern County Water Agency and City of Bakersfield
Stockton	5,938	79.2%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	477	11.1%	Central Basin Municipal Water District
South Bay Region***	10,192	78.3%	West Basin Municipal Water District and City of Torrance
City of Commerce	81	13.5%	Central Basin Municipal Water District
City of Hawthorne	1,087	87.0%	West Basin Municipal Water District
Los Angeles County Region****	4,706	96.9%	West Basin Municipal Water District and Antelope Valley-East Kern Water Agency
Westlake	1,941	100.0%	Calleguas Municipal Water District and Triunfo Water and Sanitation District
Kern River Valley	55	19.8%	City of Bakersfield
_______________________________________________________________________________
MG = million gallons
* Bay Area Region includes Bayshore and Redwood Valley
** North Valley Region includes Chico and Oroville
*** South Bay Region includes Dominguez and Hermosa Redondo
**** Los Angeles County Region includes Palos Verdes and Antelope Valley
The Bear Gulch district obtains a portion of its water supply from surface runoff from the local watershed. The Oroville district in the Sacramento Valley, the Bakersfield district in the San Joaquin Valley, and the Kern River Valley district in the Los Angeles Area purchase water from a surface supply. Surface sources are processed through our water treatment plants before being delivered to the distribution system. The Bakersfield district also purchases treated water as a component of its water supply.
The Chico, Marysville, Dixon, and Willows districts in the Sacramento Valley, the Salinas Valley Region district in the Salinas Valley, the Selma and Visalia districts in the San Joaquin Valley, and the Travis Air Force Base in Solano County obtain their entire supply from wells.
Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034. Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2024. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies’ boundaries.

Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is anticipated to increase in the future.
Shown below are wholesaler price rates and increases that became effective in 2024, and estimated wholesaler price rates and percent changes for 2025. In 2024, several districts experienced purchased water rate increases, resulting in the filing of several purchased water offsets with the CPUC.

		2024			2025
District	Effective Month	Unit Cost	Percent Change	Effective Month	Unit Cost	Percent Change
Antelope	July	$790.00 /af	5.1%	July	$849.00 /af	7.5%
Bakersfield (1)	July	$213.00 /af	9.2%	January	$213.00 /af	—
Bear Gulch	July	$5.67 /ccf	8.8%	January	$5.67 /ccf	—
Commerce (2)	January	$1,426.00 /af	3.4%	January	$1,565.00 /af	9.7%
South Bay Region (2)	July	$1,708.00 /af	6.4%	January	$1,899.00 /af	11.2%
East Los Angeles (2)	January	$1,426.00 /af	3.4%	January	$1,565.00 /af	9.7%
Hawthorne (2)	July	$1,708.00 /af	6.4%	January	$1,899.00 /af	11.2%
Livermore	February	$2.34 /ccf	3.1%	January	$2.44 /ccf	4.3%
Los Altos	July	$2,344.00 /af	12.2%	January	$2,344.00 /af	—
Oroville	February	$222,881 /yr	3.2%	January	$222,881 /yr	—
Palos Verdes (2)	July	$1,708.00 /af	6.4%	January	$1,899.00 /af	11.2%
Mid-Peninsula	July	$5.67 /ccf	8.8%	January	$5.67 /ccf	—
Redwood Valley	January	$69.24 /af	—	January	$69.24 /af	—
South San Francisco	July	$5.67 /ccf	8.8%	January	$5.67 /ccf	—
Stockton	October	$1,170,637 /mo	25.8%	January	$1,170,637 /mo	—
Westlake	January	$1,730.00 /af	6.0%	January	$1,895.00 /af	9.5%
_______________________________________________________________________________
af = acre foot;
ccf = hundred cubic feet;
yr = fixed annual cost;
mo = fixed monthly cost
(1)untreated water
(2)wholesaler price changes occur every six months
We work with all local suppliers and agencies responsible for water supply to secure adequate, long-term supply for each system.
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Water Supply” for more information on adequacy of supplies.
Seasonal Fluctuations
In California, our customers’ consumption pattern of water varies with the weather, in terms of rainfall and temperature. When setting customer rates, the CPUC considers the historical pattern in determining the adopted sales and production costs. With a majority of our sales expected to be subject to the MWRAM and per-unit variations in production costs being covered by the ICBA, fluctuations in financial results are expected to be moderated by the application of the MWRAM and ICBA mechanisms. However, cash flows from operations and short-term borrowings on our credit facilities can be significantly impacted by seasonal fluctuations including recovery of the MWRAM and ICBA.

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
See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.
Energy Reliability
We continue to seek to use power efficiently to minimize the power expenses passed on to our customers, and maintain backup power systems to continue water service to our customers if the power companies’ supplies are interrupted. If future legislation limits emissions from the power generation process, our cost of power may increase. Any increase in the per-unit cost of power would be expected to be passed along to our California customers through the ICBA or included in our cost of service paid by our customers as requested in our GRC filings. Many of our well sites are equipped with emergency electric generators designed to produce electricity to keep the wells operating during power outages. Storage tanks also provide customers with water during interruptions in electrical service.
During 2024, 2023, and 2022 we leased additional emergency generators to respond to potential PSPSs, an electric utility operating paradigm approved by the CPUC.
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
In accordance with the 2018 America’s Water Infrastructure Act, we are required to conduct additional risk and resilience assessments (RRAs) and develop emergency response plans (ERPs) for each of our water systems. These RRAs and ERPs include natural hazards as well as malevolent acts. The first such assessments were completed in 2020. The RRAs are scheduled to be reviewed and resubmitted every five years.
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
Government Regulations
Our water and wastewater services are governed by various federal, state, and local environmental protection, health and safety laws, and regulations. These provisions establish criteria for drinking water and for discharges of water, wastewater, and airborne substances. The EPA, state water quality regulators, and other state regulatory authorities promulgate numerous nationally and locally applicable standards, including MCLs for drinking water. We believe we are currently in compliance with all of the MCLs promulgated to date.
Environmental Matters
Our operations and facilities are subject to environmental regulation by various governmental authorities. Environmental health and safety programs have been designed to provide compliance with water discharge regulations, underground and above-ground fuel storage tank regulations, hazardous materials management plans, hazardous waste regulations, air quality regulatory requirements, wastewater discharge limitations, construction controls and mitigations, and employee safety issues related to hazardous materials. In addition, we actively investigate alternative technologies for meeting environmental regulations and continue the traditional practices of meeting environmental regulations.
For a description of the material effects that compliance with environmental regulations may have on us, see Item 1A. “Risk Factors—Risks Related to Our Regulatory Environment.” We expect environmental regulation to increase, resulting in higher operating costs in the future, and there can be no assurance that the Commissions will approve rate increases to enable us to recover these additional compliance costs.
Quality of Water Supply
Our operating practices are designed to produce potable water in accordance with accepted water utility practices. Water entering the distribution systems from surface and groundwater sources is treated in compliance with federal and state Safe Drinking Water Act (SDWA) and state standards. Most well supplies in California, Hawaii and New Mexico are chlorinated or chloraminated for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. We operate a state-certified water quality laboratory at the San Jose Customer Support Services Office that provides testing for most of our California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. Local independent state certified labs provide water sample testing for the Washington, New Mexico, and Hawaii operations.
In recent years, federal and state water quality regulations have resulted in increased water sampling requirements. The SDWA and state regulations continue to be used to monitor and regulate additional potential contaminants to address public health concerns. The State of California has continued to adopt new water quality regulations, which are in addition to those adopted by the EPA. We monitor water quality standard changes and upgrade our treatment capabilities to maintain compliance with the various regulations.
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
Cap and trade regulations were implemented in 2012 in California with the goal of reducing emissions to 1990 levels by the year 2020. These regulations have not affected water utilities at this time. In the future, if we are required to comply with these regulations, any increase in operating costs associated with meeting these standards would be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
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
Human Capital Resources
We believe that our employees are our greatest asset and are critical to our continued success. We place a strong emphasis on attracting and retaining talented and experienced individuals to manage and support our operations. To show our commitment, we offer our employees a broad range of Company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. Additional information about our employee benefit plans is included in Note 11 of the Notes to Consolidated Financial Statements.
We have an unwavering commitment to hiring, developing, and supporting an inclusive, diverse and equal opportunity workforce. It’s essential that each employee actively fosters an environment where everyone feels valued and respected. Our employees are expected to exhibit and promote honest, ethical, and respectful conduct. This is not just a guideline but a fundamental value of our Company culture. All of our employees must adhere to a business code of conduct that sets standards for appropriate behavior and ethics and includes required internal training on preventing, identifying, reporting, and stopping any type of unlawful discrimination.
Employee health and safety in the workplace is another one of the Company’s core values. This is a commitment that we seek to live by every day. Safety efforts are led by the Executive Safety Committee and supported by safety committees that operate at the local level. These teams work tirelessly to help our work environment remain safe and healthy for everyone. Our practice is to actively identify hazards in the workplace so that management can track incidents and take remedial actions to improve workplace safety.
As evidenced by our internally created Future Leaders of Water Development Program, our management team is dedicated to fostering a culture of developing future leaders from our existing workforce, enabling us to promote from within for many leadership positions. We firmly believe this provides long-term focus and continuity to our operations while also providing opportunities for the growth and advancement of our employees. Our focus on retention is clearly reflected in the length of service of our management team, with an average tenure exceeding 15 years.
Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. Management believes that the Company’s employee relations are strong, as evidenced by the Company being recognized by several organizations as a top workplace. At December 31, 2024, we had 1,278 employees, including 1,119 at Cal Water, 87 at Washington Water, 50 at Hawaii Water, 22 at New Mexico Water, and no employees at Texas Water. In California, the Utility Workers Union of America (UWUA), AFL-CIO represents our non-exempt field, customer service, and non-confidential clerical employees and the International Federation of Professional and Technical Engineers (IFPTE), AFL-CIO represents our professional and technical engineering and water quality laboratory employees.
As of December 31, 2024, we had 673 employees represented by the UWUA and 98 employees represented by the IFPTE. In 2021, we reached separate six-year agreements with both unions on new contracts that run from May 14, 2021 (UWUA) and October 4, 2021 (IFPTE) through February 28, 2027. The parties worked hard in reaching these agreements that we believe provides our employees with a market competitive pay and benefits package.

Employees at Washington Water, Hawaii Water, and New Mexico Water are not represented by a labor union.
Information About Our Executive Officers

Name	Positions and Offices with California Water Service Group	Age
Martin A. Kropelnicki (1)	Chairman, President and Chief Executive Officer since June 1, 2023. Formerly, President and Chief Executive Officer (2013-2023), President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric Company (1989-1996).	58
James P. Lynch (2)	Senior Vice President, Chief Financial Officer and Treasurer since January 3, 2024. Formerly, Manager of Special Projects (2023), Chief Accounting Officer for SJW Group, a water utility company (2022-2023), Chief Financial Officer and Treasurer for SJW Group (2010-2022), Audit Partner with KPMG LLP (1997-2010), held various other positions with KPMG LLP (1984-1997). Certified public accountant.	65
Michael B. Luu (2)	Senior Vice President, Corporate Services & Chief Risk Officer since June 1, 2023. Formerly, Vice President, Information Technology and Chief Risk Officer (2021-2023), Vice President of Customer Service and Chief Information Officer (2017-2020), Vice President of Customer Service and Information Technology (2013-2016), Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	45
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
		52
Shannon C. Dean (2)	Senior Vice President, Customer Service & Chief Sustainability Officer since January 1, 2024. Formerly, Vice President, Customer Service and Chief Citizenship Officer (2021-2023), Vice President of Corporate Communications & Community Affairs (2015-2020), Director of Corporate Communications (2000-2014), held various corporate communications, government, and community relations positions for Dominguez Water Company (1991-1999).	57
Michael S. Mares, Jr (2)	Senior Vice President, Operations since January 1, 2024. Formerly, Vice President, Operations (2021-2023), Vice President, California Operations (2019-2020), California Water Service Company District Manager, Bakersfield (2017-2018), Hawaii Water Service Company General Manager (2014-2016), Hawaii Water Service Company Local Manager, Big Island (2012-2014), California Water Service Company, held various Superintendent positions in the Chico district (2002-2012), California Water Service Company, held various union positions in the Chico district (1992-2002).	58
Ronald D. Webb (2)(3)	Vice President, Chief Human Resource Officer since January 1, 2022. Formerly, Vice President of Human Resources (2014-2021), Managing Director, Human Resources Partner for United Airlines (2006-2014), served as Vice President of Human Resources for Black & Decker Corporation (1995-2005), Human Resource Manager for General Electric Company (1990-1994), and held various labor relations positions for National Steel and Shipbuilding Company (1982-1989).	68
Michelle R. Mortensen (2)	Vice President, Corporate Secretary and Chief of Staff since January 1, 2022. Formerly, Vice President, Corporate Secretary (2021), Corporate Secretary (2015-2020), Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (2002-2004), and Symantec (1998-2001).	50

Name	Positions and Offices with California Water Service Group	Age
Elissa Y. Ouyang (2)	Vice President, Facilities, Fleet and Procurement since January 1, 2022. Formerly, Chief Procurement and Lead Continuous Improvement Officer (2016-2021), Interim Procurement Director (2013-2016), Acting District Manager - Los Altos (2013), Interim Vice President of Information Technology (2012-2013), Director of Information Technology - Architecture and Security (2008-2012), Business Application Manager (2003-2007), Project Lead/Senior Developer (2001-2003), held various business consulting positions at KPMG Consulting/BearingPoint (1998-2001), and RR Donnelley (1996-1998).	56
Greg A. Milleman (2)	Vice President, Rates & Regulatory Affairs since January 1, 2022. Formerly, Vice President, California Rates (2019-2021), Interim Director of Rates (2017-2018), Director of Field Administration & Finance (2014-2017), Manager of Special Projects (2013), and served as Senior Vice President of Administration and Corporate Secretary and various other management positions for Valencia Water Company (1992-2013).	62
Sophie M. James (2)	Vice President, Water Quality & Environmental Affairs since January 1, 2024. Formerly, Chief Water Quality Officer (2022-2023), Director of Water Quality (2014-2021), Manager of Laboratory Service (2006-2013), and Environmental Chemist, City of Sunnyvale (1992-2006).	56
Kenneth G. Jenkins (2)	Vice President, Water Resources Planning and Sustainability since January 1, 2025. Formerly, Chief Water Resource Sustainability Officer (2022-2024), Director of Water Resource Sustainability (2020-2021), Director of Drought Management and Conservation (2015-2020), Conservation Manager (2008-2015), Government and Community Relations Manager (2005-2008), held various other positions for California State Senate and California State Assembly (1998-2005).	48
Thomas A. Scanlon (2)	Corporate Controller and Principal Accounting Officer since January 1, 2023. Formerly, Director of Financial Reporting (2010-2022), Subsidiary Controller at Sun Power Systems Corporation (2007-2010), and Regional Controller at Swinerton Builders, Inc. (2000-2007).	62
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
(3)Scheduled to retire on April 1, 2025.
Item 1A.    Risk Factors.
In evaluating our business, you should carefully consider the following discussion of material risks, events, and uncertainties that make an investment in us speculative or risky in addition to the other information in this annual report on Form 10-K. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity, and stock price. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face. Moreover, some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.

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
We periodically file rate increase applications with the Commissions. The ensuing administrative and hearing process may be lengthy and costly. The decisions of the Commissions are beyond our control and we can provide no assurances that our rate increase requests will be granted by the Commissions. Even if approved, there is no guarantee that approval will be given in a timely manner or at a sufficient level to cover our expenses and provide a reasonable return on our investment. Our earnings have in the past been and may in the future be adversely affected when rate increase decisions are delayed or approved at a level that is lower than what we have requested. For example, the CPUC did not issue its decision on our 2021 GRC until March 2024, over a year later than expected, which caused uncertainty around and volatility in our financial and operating results until that time.
Our evaluation of the probability of recovery of regulatory assets is subject to adjustment by regulatory agencies and any such adjustment could adversely affect our results of operations and financial condition.
Regulatory decisions may affect prospective revenues and earnings and the timing of the recognition of revenues and expenses and may overturn past decisions used in determining our revenues and expenses. While our management evaluates the anticipated recovery of regulatory assets and revenues subject to refund and provides for allowances and/or reserves as deemed necessary, no assurance can be given that any such allowances and/or reserves will be adequate to cover any loss or adjustment due to the absence of our limited recovery of regulatory assets and revenues as a result of regulatory decisions. Current accounting procedures allow us to defer certain costs if we believe it is probable that we will be allowed to recover those costs through future rate increases. If the Commissions determined that a portion of our assets were not recoverable in customer rates, we may suffer an asset impairment, which would require a write down in such asset’s valuation that would be recorded through operations.
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
If we determine that real property is no longer used or useful for utility operations, we may remove it from our rate base and subsequently sell the property with any gain on sales accruing to the stockholders, subject to certain conditions. If the Commissions disagree with our characterization, there is a risk that the Commissions could determine that realized appreciation in property value should be awarded to customers rather than our stockholders.
Changes in laws, rules, and policies of our regulators or operating jurisdictions can significantly affect our business.
Regulatory agencies may change their rules and policies for various reasons, including changes in the local political environment. Regulators are appointed by popular vote or are appointed by elected officials, and the election of a new administration or the appointment of new officials due to the results of elections may result in dramatic change to the long-established rules and policies of an agency. For example, in 2020 regulation regarding full decoupling WRAMs temporarily changed in California. Since 2008, the CPUC allowed full decoupling WRAMs. However, in 2020, the CPUC precluded companies from proposing full decoupling WRAMs in their next GRC filings. As a result, we were precluded from requesting a full decoupling WRAM from the time of the 2021 GRC application until the California Supreme Court’s decision on July 8, 2024 voiding the WRAM provisions in the August 27, 2020 CPUC decision. In addition, the recent change in U.S. federal administration has led and is expected to continue to lead to changes in the leadership of various U.S. federal regulatory agencies and changes or proposed or threatened changes to U.S. federal government policy that have led to, in some cases, legal challenges as well as uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies and the status of current and future regulations. U.S. federal government policy changes have included seeking to temporarily broadly halt federal funding, seeking to aggressively downsize the U.S. federal government’s workforce and instructing federal agencies to reprioritize or to cease operating or enforcing certain laws or regulations. We are unable to predict the extent to which the current U.S. federal administration may impose or seek to impose leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business, including changes or proposed changes at the EPA or SEC, or changes or proposed changes to rules and policies impacting our operations. Any such changes could impose additional costs, require the attention of senior management or result in other changes to or limitations on our business.
We rely on policies and regulations promulgated by the various Commissions in order to recover capital expenditures, maintain favorable treatment on gains from the sale of real property, offset certain production and operating costs, recover the cost of debt, maintain an optimal equity structure without over-leveraging, and have financial and operational flexibility to engage in non-regulated operations. If any of the Commissions with jurisdiction over us implements policies and regulations that do not allow us to accomplish some or all of the items listed above, our future operating results may be adversely affected.
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
Finally, local jurisdictions may impose new ordinances, laws, fees, and regulations that could increase costs or limit our operations, which affect future operating results. Cities may impose or amend franchise requirements, impose conditions on underground construction or land use, impose various taxes and fees, or restrict our hours for construction, among other things. In the last decade, more cities have imposed excavation moratoria or paving rules, which has resulted in delays and required more costly construction than anticipated.
We expect drinking water, wastewater and environmental health and safety regulation to increase, resulting in higher operating costs in the future and the potential that the company fails to meet these regulatory standards.
Our water and wastewater services are governed by various federal, state, and local environmental protection, health and safety laws, and regulations. Although we have a water quality assurance program in place, we cannot guarantee that we will continue to comply with all standards. If we violate any federal or state regulations or laws governing health and safety, we could be subject to substantial fines or otherwise sanctioned, subject to potential civil liability for damages, and our customers’ trust in our operations ability could be eroded.
Drinking water, wastewater, and environmental health and safety laws are complex and change frequently. They have tended to become more stringent over time. As new or stricter standards are introduced, our operating costs could increase. Although we would likely seek permission to recover these costs through rate increases, we can give no assurance that the Commissions would approve rate increases to enable us to recover these additional compliance costs.
We are required to test our water quality and wastewater discharges for certain chemicals and potential contaminants on a regular basis. If the test results indicate that our water exceeds allowable limits, we may be required either to commence treatment to remove the contaminant or to develop an alternate water source. Either of these results may be costly. Although we would likely seek permission to recover these through rate increases, there can be no assurance that the Commissions would approve rate increases to enable us to recover these additional compliance costs.
Past events in the utility sector, including those in Flint, Michigan and those related to Pacific Gas and Electric Company in California, show that failure to meet one or more water quality, environmental, or safety standards can have severe effects on customer trust, reputation, regulatory treatment, or civil and criminal liability.
New and/or more stringent water quality regulations could increase our operating costs.
We are subject to water quality standards set by federal, state, and local authorities that have the power to issue new regulations. Compliance with new regulations that are more stringent than current regulations could increase our operating costs and capital expenditures, including requirements for increased monitoring, additional treatment of surface water and groundwater supplies, fluoridation of all supplies, more stringent performance standards for treatment plants, additional procedures to further reduce levels of disinfection by-products, and more comprehensive measures to monitor, reduce or eliminate known or newly identified contaminants. There are currently limited regulatory mechanisms and procedures available to us for the recovery of such costs and there can be no assurance that such costs will be fully recovered and failure to do so may adversely affect our operating results.
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

For example, in April of 2024, the EPA finalized MCLs, for six PFAS in drinking water. Under the PFAS regulation, water utilities across the country are required to complete initial PFAS monitoring by 2027 and to implement treatment for sources exceeding the MCL by 2029. We estimate a capital investment of approximately $226.0 million will be required to comply with the regulation, but this amount could be higher or lower depending on factors out of our control such as unforeseen supply issues that may arise as public water systems across the country compete to procure necessary treatment supplies.
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
Legislation and regulation regarding greenhouse gas emissions may also impose new costs on our business. For example, in October 2023, California enacted legislation addressing the disclosure of greenhouse gas emissions, climate-related risks, environmental claims, and the use or sale of voluntary carbon offsets. New and future laws and regulations, including related uncertainty from modifications to or reversals of such regulations, or inconsistency between requirements in different jurisdictions, could increase the complexity of and costs associated with compliance with such regulations, which could have a material adverse effect on our business, results of operations, and financial condition.
We have been and may in the future be party to environmental and service-related lawsuits, which could result in us paying damages not covered by insurance.
We have been and may be in the future, party to water contamination lawsuits, which may not be fully covered by insurance.
The number of environmental and service-related lawsuits against other water utilities has increased in frequency in recent years. If we are subject to additional environmental or service-related lawsuits, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from customers or other third parties. In addition, if current California law regarding CPUC’s preemptive jurisdiction over regulated public utilities for claims about compliance with California State Water Resources Control Board and United States EPA water quality standards changes, our legal exposure may be significantly increased.
Risks Related to Our Business Operations
We are at risk for litigation under the principle of inverse condemnation for activities in the normal course of business that are deemed to have a damaging effect on private property.
The California constitution may allow compensation to property owners for a public utility taking or damaging private property, even when damage occurs through no fault of the utility and regardless of whether the damage could be foreseen by the utility. As a result, this doctrine, which is known as inverse condemnation and is routinely invoked in California, imposes strict liability for damages, including legal fees, because of the design, construction, maintenance and operation of utility facilities. In addition to claims that our water or wastewater systems damaged property, Cal Water has been and could in the future be sued under inverse condemnation, including pursuant to allegations or claims that our facilities or operations damage private property, or that we are unable to timely deliver sufficient quantities of water for firefighting because of system capacity limitations or water supply disruptions, including as a result of action taken by an electric utility pursuant to a PSPS program or other loss of power. For example, accelerated land movement in Cal Water’s Rancho Dominguez District in southern California has given rise to claims and lawsuits against Cal Water, including among other allegations, inverse condemnation. Although the imposition of liability is premised on the assumption that utilities have the ability to recover these costs from their customers, there is no assurance that the CPUC would allow Cal Water to recover any such damage awards from customers. For example, in December 2017, the CPUC denied recovery of costs that San Diego Gas & Electric Company incurred because of inverse condemnation, holding that the inverse condemnation principles of strict liability are not relevant to the CPUC’s prudent manager standard.
The effects of natural disasters, attacks by third parties, or poor water quality or contamination to our water supply or wastewater services may result in disruption in our services and litigation, which could adversely affect our business, operating results and financial condition.
We operate in areas that are prone to earthquakes, urban fires, wildfires, landslides, mudslides, and other natural disasters. A significant seismic event, urban or wildfire outbreak, or other natural disaster in California where our operations are concentrated could adversely affect our ability to deliver water and adversely affect our costs of operations. A major disaster could damage or destroy substantial capital assets. For example, wildfires in our service areas may have significant impacts on water supply and water system reliability. In addition, our infrastructure faces risks from landslides in our service areas, which can lead to leaks in water mains, impact our ability to deliver water and result in litigation. For example, in Cal Water’s Rancho Dominguez District in southern California, land movement in the City of Rancho Palos Verdes has adversely impacted utility infrastructure including electric power poles and lines, natural gas mains and services and water mains and services. This land movement has impacted Cal Water assets, as well as structural, road and other property damage. The area is an active landslide complex with decades of land movement, and the Company and Cal Water believe that the recent accelerated rate of land movement is a result of an unusual and significant amount of rainfall in the area. Certain homeowners in this area have alleged Cal Water assets have contributed to ground oversaturation and land movement resulting in home and property damage. Some of these homeowners have brought claims and lawsuits against Cal Water as well as other defendants alleging inverse condemnation, among other things, and it is anticipated that other homeowners may bring similar claims in the future.
The CPUC has historically allowed utilities to establish a catastrophic event memorandum account as another possible mechanism to recover costs. However, we can give no assurance that the CPUC or any other Commission would allow any such cost recovery mechanism in the future.
Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from fabricated sources, such as 1,2,3-Trichloropropane (TCP) and PFAS, seawater intrusion, and possible third-party attacks, including physical attacks, terrorist attacks, and cyber-attacks. If our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or if we are unable to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results, and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.
We have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply, to protect against third-party attacks, including physical attacks, terrorist attacks, and cyber-attacks. We have also improved our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations, and supplies. These costs may be significant. Despite these improved security measures, we may not be able to prevent or deter third-party attacks or be in a position to control the outcome of third-party attacks should they occur.
We depend upon our skilled and trained workforce for water delivery. Actual or threatened public health emergencies, including disease outbreaks, may also lead to the closure of our facilities or to the illness of our employees. We can give no assurance that we will be able to maintain sufficient human resources to provide service in all of the districts that we serve.
If any of these catastrophic events were to occur, we can give no assurance that our emergency preparedness plans would be adequate and that we would respond effectively, which could result in public or employee harm or adversely affect our revenues, operating results, financial condition, and reputation.
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
We operate a dam. If the dam were to fail for any reason, we would lose a water supply and flooding likely would occur. Whether or not we were responsible for the dam’s failure, our reputation could be harmed, and we could be sued. We can give no assurance that we would be able to defend such a suit successfully.
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

Any of these failures, whether or not we are responsible, could result in public or employee harm or adversely affect our revenues, operating results, financial condition and reputation.
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
In addition, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our business, and we might lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency, all of which could adversely impact our business and competitive position. We maintain cybersecurity insurance to provide coverage for a portion of the losses and damages that may result from a security breach, but such insurance is subject to a number of exclusions and may not cover the total loss caused by a breach. Other costs associated with cyber events may not be covered by insurance or recoverable in rates. The market for cybersecurity insurance continues to evolve and may affect the future availability of cybersecurity insurance at reasonable rates.
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
Natural disasters, wildfires, climate change, economic conditions, and other factors may change the population in our service areas.
In the event that some outside factor such as a wildfire, flood, landslide, changed climate pattern, actual or threatened public health emergency, or change in the local economy reduces or eliminates our customer base in a service area, or negatively affects the ability of a customer to pay, we could face unrecoverable costs. In those circumstances, the remaining customers might not be able to pay for the operating costs or capital costs of the water system. We may not be able to recover capital costs of property that is no longer used or useful in utility service. For example, in 2024, the California Governor proclaimed the Rancho Palos Verdes landslide a state of emergency following an increase in ground movement due to significant rainfall over the past two years, and the Federal Emergency Management Agency and the California Governor’s Office of Emergency Services instituted a voluntary property buyout program for impacted homeowners. We may also encounter an increase in bad debt expense in times of economic difficulty. For example, we experienced an increase in bad debt expense in 2022, which we believe was due to the economic impact of the COVID-19 pandemic. Although we would likely seek permission to recover any such future costs through rate increases on remaining customers or in statewide rates, we can give no assurance that the Commissions would approve rate increases to enable us to recover these costs.
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
In addition, governmental restrictions on water usage during drought conditions may result in a decreased demand for our water, even if our water reserves are sufficient to serve our customers during these drought conditions. The Commissions may not allow surcharges to collect lost revenues caused by customers’ conservation during a drought. Regardless of whether we may surcharge our customers during a conservation period, they may use less water even after a drought has passed because of conservation patterns developed during the drought. Furthermore, our customers may wish to use recycled water as a substitute for potable water. If rights are granted to others to serve our customers recycled water, there will likely be a decrease in demand for our water.

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
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers’ prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain districts obtain all of their supply from wells; some districts purchase all of their supply from wholesale suppliers; and other districts obtain their supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented 29.7% and 31.2% of our total operating costs in 2024 and 2023, respectively. Water purchased from suppliers will require renewal of our contracts upon expiration and may result in significant price increases under any such renewed contracts.
Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, our ability to recover increases in the cost of purchased water changed with the adoption of the ICBA, which was approved as part of the 2021 GRC. With this change, actual per-unit purchased water costs are compared to authorized per-unit purchased water costs, with variances added to or netted against the variances in purchased power and pump taxes being recorded as a cost recovery. The balance in the ICBA is collected/refunded in the future by billing the ICBA accounts receivable/payable balances over future periods, which may have a short-term negative impact on cash flow.
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
Purchased power is a significant operating expense. During 2024 and 2023, purchased power expense represented 5.9% and 6.4%, respectively, of our total operating costs. These costs are beyond our control and can change unpredictably and substantially. As with purchased water, purchased power costs are included in the ICBA. Cash flows between rate filings may be adversely affected until the Commission authorizes a rate change. Cost of chemicals used in the delivery of water is not an element of the ICBA, and therefore, variances in quantity or cost could affect the results of operations.
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
Our ability to access the capital markets is affected by the ratings of certain of our debt securities. Standard & Poor’s Rating Agency issues a rating on Cal Water’s ability to repay certain debt obligations. The credit rating agency could downgrade our credit rating based on reviews of our financial performance and projections or upon the occurrence of other events that could affect our business outlook. Lower ratings by the agency could restrict our ability to access equity and debt capital. We can give no assurance that the rating agency will maintain ratings that allow us to borrow under advantageous conditions and at reasonable interest rates. A future downgrade by the agency could also increase our cost of capital by causing potential investors to require a higher interest rate due to a perceived risk related to our ability to repay outstanding debt obligations.
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
Our inability to access the capital or financial markets could affect our ability to meet our liquidity needs at reasonable cost and our ability to meet long-term commitments. Changes in economic conditions in our markets could affect our customers’ ability to pay for water services. Any of these could adversely affect our results of operations, cash flows, and financial condition.
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
As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. In 2024, 92.3% of our total consolidated operating revenue was derived from the operations of Cal Water. As a result, we are dependent on cash flow from our subsidiaries, and Cal Water in particular, to meet our obligations and to pay dividends on our common stock.
Our subsidiaries are separate and distinct legal entities and generally have no obligation to pay any amounts due on our Company’s debt or to provide our Company with funds for dividends. Although there are no contractual or regulatory restrictions on the ability of our subsidiaries to transfer funds to us, the reasonableness of our capital structure is one of the factors considered by state and local regulatory agencies in their ratemaking determinations. Therefore, transfer of funds from our subsidiaries to us for the payment of our obligations or dividends may have an adverse effect on ratemaking determinations. Furthermore, our right to receive cash or other assets upon the liquidation or reorganization of a subsidiary is generally subject to the prior claims of creditors of that subsidiary. If we are unable to obtain funds from our subsidiaries in a timely manner, we may be unable to meet our obligations or pay dividends.
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
Any of these transactions could involve numerous additional risks, including one or more of the following:
•problems integrating the acquired operations, personnel, technologies, physical and cybersecurity processes, or products with our existing businesses and services;
•cybersecurity risks associated with acquired systems and infrastructure;
•liabilities inherited from the acquired companies’ prior business operations;
•diversion of management time and attention from our core business to the acquired business;
•failure to retain key technical, management, and other personnel of the acquired business;
•difficulty in retaining relationships with suppliers and customers of the acquired business; and
•difficulty in obtaining required regulatory approvals and operating in new regulatory jurisdictions.
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
Our billed revenues and cash flows from operations will decrease if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $210.4 million, or 23.2%, of our 2024 water utility revenues was derived from business and industrial customers. In Hawaii, we serve a number of large resorts, which if their water usage was reduced or ceased could have a material impact to our Hawaii operation. The delay between such date and the effective date of the rate relief may be significant and could adversely affect our operating results and cash flows.
Our operating cost and costs of providing services may rise faster than our revenues.
Our ability to increase rates over time is dependent upon approval of such rate increases by the Commissions, or in the case of the City of Hawthorne and the City of Commerce, the City Council, which may be inclined, for political or other reasons, to limit rate increases. However, our costs, which are subject to inflationary market conditions and other factors, may increase significantly. The second largest component of our operating costs after water production is made up of salaries and wages. These costs are affected by the local supply and demand for qualified labor. Other large components of our costs are general insurance, workers compensation insurance, employee benefits, and health insurance costs. These costs may increase disproportionately to rate increases authorized by the Commissions and may have a material adverse effect on our future results of operations.
Demand for our stock may fluctuate due to circumstances beyond our control.
We believe that stockholders invest in public utility stocks, in part, because they seek reliable dividend payments. If there is an over-supply of stock of public utilities in the market relative to demand by such investors, the trading price of our securities could decrease. Additionally, if interest rates rise above the dividend yield offered by our equity securities, demand for our stock, and consequently its market price, may decrease. Additional factors that could cause fluctuations in the trading price of our stock include regulatory developments, such as the delay in the CPUC’s final decision regarding the 2021 GRC, general economic conditions and trends, including inflationary pressures, general economic slowdown or a recession, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, and the prospect of a shutdown of the U.S. federal government; price and volume fluctuations in the overall stock market; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in other utilities’ businesses or the competitive landscape generally; litigation involving us or our industry; major catastrophic events, or sales of large blocks of our stock. A decline in demand for our stock may have a negative impact on our ability to finance capital projects.
Adverse investment returns and other factors may increase our pension liability and pension funding requirements.
A substantial number of our employees are covered by a defined benefit pension plan. At present, the pension plan is over funded because the aggregate fair value of our plan assets exceeds the projected pension benefit obligation, but the funded status of the plan can be affected by investment returns on plan assets, discount rates, mortality rates of plan participants, pension reform legislation, and a number of other factors. There can be no assurance that the value of our pension plan assets will continue to be sufficient to cover future liabilities. Although we contributed to our pension plan in recent years, it is possible that we could incur a pension liability adjustment, or could be required to make additional cash contributions to our pension plan, which would reduce the cash available for business and other needs. Under applicable law, we are required to make cash contributions to the extent necessary to comply with minimum funding levels imposed by regulatory requirements. The amount of such required cash contribution is based on an actuarial valuation of the plan.
Labor relations matters could adversely affect our operating results.
At December 31, 2024, 771 of our 1,278 total employees were union employees. Most of our unionized employees are represented by the UWUA, AFL-CIO, except certain engineering and laboratory employees who are represented by the IFPTE, AFL-CIO.
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
Although we own facilities in a number of states, 92.3% of our total consolidated operating revenue was generated by our operations located in California in 2024. As a result, we are largely subject to political, regulatory, economic, water supply, weather, labor, and energy cost risks affecting California.
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
We may also be similarly impacted by stagnating or worsening business and economic conditions, including general economic slowdown or a recession, tariffs on U.S. imports, such as those recently implemented on steel and aluminum, higher interest rates for a prolonged period of time, instability of certain financial institutions, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, and the prospect of a shutdown of the U.S. federal government.
Municipalities, water districts, and other public agencies may condemn our property by eminent domain action.
State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn water systems or real property owned by privately owned public utilities in certain circumstances and in compliance with California and federal law. Additionally, whenever a public agency constructs facilities to extend its utility system into the service area of a privately owned public utility, such an act may constitute the taking of property and require reimbursement to the public utility for its loss. If a public agency were to file an eminent domain lawsuit against us, we would incur substantial legal fees, consultant and expert fees, and other costs in considering a challenge to the right to take our utility property and/or its valuation for just compensation, as well as such fees and costs in any subsequent litigation if necessary. If the public agency prevailed and acquired our utility property, we would be entitled to just compensation for our loss, but we would no longer have access to the condemned property or water system. Neither would we be entitled to any portion of revenue generated from the use of such asset going forward.
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
We evaluate our risks and insurance coverage annually or more frequently if circumstances dictate. Our evaluation considers the costs, risks, and benefits of retaining versus insuring various risks as well as the availability of certain types of insurance coverage. Accordingly, we have determined or may determine to self-insure or to not obtain insurance in certain cases, or insurance may not be available at commercially acceptable terms or at all. Furthermore, we are also affected by increases in prices for insurance coverage; in particular, we have been, and will continue to be, affected by rising health insurance costs. Retained risks are associated with deductible limits, partial self-insurance programs, and insurance policy coverage ceilings. If we suffer an uninsured loss, we may be unable to pass all or any portion of the loss on to customers, because our rates are regulated by Commissions. Consequently, uninsured losses may negatively affect our financial condition, liquidity, and results of operations. There can be no assurance that we will not face uninsured losses pertaining to the risks we have retained.
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
•possible tax uncertainties; and
•projected collections of MWRAM and ICBA receivables.
The quality and accuracy of those estimates and judgments may have an impact on our operating results and financial condition.
In addition, we must estimate accrued and unbilled revenues and costs as of the end of each accounting period. If our estimates are not accurate, we would be required to make an adjustment in a future period. Accounting rules permit us to use expense balancing accounts and memorandum accounts that include cost changes to us that are different from amounts incorporated into the rates approved by the Commissions. These accounts result in expenses and revenues being recognized in periods other than in which they occurred.
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
Investor and political advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on ESG initiatives, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. Implementing our ESG programs involves risks and uncertainties, including increased costs, required investments and often depends on third-party performance or data that is outside our control. For example, as a regulated utility, we must obtain approval from our Commissions for our cost structure and capital investments, including capital expenditures for implementing ESG programs, and any changes that may affect customer rates need to be approved within the rate case process with the Commissions. In our experience, U.S. state utilities commissions have prioritized water affordability and physical climate change risk adaptation over emissions reductions. Additionally, in many areas, purchased water, which is a contributor to our emissions inventory, is the only available water source, and a large majority of these single-source suppliers have not published emission reduction targets. We cannot guarantee that we will achieve our announced ESG targets and commitments, satisfy all stakeholder expectations, or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs. Any failure, or perceived failure, to achieve ESG goals and initiatives, as well as to manage ESG risks, adhere to public statements, comply with federal or state ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition, and stock price. Even if we achieve our goals, targets, and objectives, we may not realize all of the benefits that we expected at the time they were established.
Our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired by a material weakness in our internal control over financial reporting, which could result in loss of investor confidence in the accuracy and completeness of our financial reports and materially adversely affect our results of operations and stock price.
The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our stockholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls, and management has in the past concluded that our internal control over financial reporting was not effective, which was remediated.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
Governance
The Board and Audit Committee are responsible for overseeing IT and OT risks from cybersecurity threats. The Board recognizes the importance of maintaining the trust and confidence of our customers, employees, regulators, and stockholders and the need to protect information stored on our and our vendors’ systems, including personal and proprietary data.
Our Senior Vice President of Corporate Services & Chief Risk Officer (SVP & CRO), who reports directly to our Chairman, President & CEO leads a team that is responsible for managing our enterprise-wide information security strategy, policy, standards, architecture, and processes, including the prevention, detection, mitigation, and remediation of cybersecurity incidents. The team is also responsible for overseeing any third-party firms used as part of our information security strategy. Our SVP & CRO holds a Master’s Degree in Business Administration and a Bachelor’s Degree in Management Information Systems, has over 25 years of information and operational technology experience, is a certified Project Management Professional, and is a Certified Information Security Manager from the Information Systems Audit and Control Association. He served for one year as the President of the Bay Area InfraGard chapter and four years on its Board. InfraGard is a collaboration between the Federal Bureau of Investigation (FBI) and members of the private sector that promotes the protection of U.S. critical infrastructure and enables the exchange of important information. Our Director of IT Security and Chief Information Security Officer (CISO), who reports to the SVP & CRO, has over 25 years of information technology and 15 years of cybersecurity experience and holds a Certified Information Systems Security Professional certification from the International Information System Security Certification Consortium.
The Board and Audit Committee receive regular but no less than quarterly reports from management, and on an ad hoc basis, on information and operational technology risks, including cybersecurity and data security risks, as well as on the status of projects to strengthen our information security systems, assessments of our security program, and the emerging threat landscape.
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
•California Privacy Rights Act
•Health Insurance Portability and Accountability Act
•Defense Federal Acquisition Regulations Supplement (DFARS)
We regularly assess our adherence to these standards and maintain programs designed to support our compliance with these requirements. External firms audit our compliance with NIST 800-171 CMMC and DFARS every three years. In addition, our cybersecurity processes have been integrated into our overall enterprise risk management system and specific cybersecurity-focused disclosure controls and procedures have been developed. Management continues to support a variety of practices that are intended to align with recognized frameworks and reflect our approach to assess, identify, and manage material risks from cybersecurity threats:
•Incident response: We have adopted a Cybersecurity Incident Response Plan (IRP) that applies in the event of a cybersecurity threat or incident to provide a standardized framework for investigating, containing, documenting, and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The IRP applies to all Company personnel and third-party contractors, vendors, and partners that perform functions or services that require access to secure information, and to all devices and network services that are owned or managed by the Company.

•Regular testing: We engage a third-party cybersecurity firm to conduct an annual network penetration test on our corporate and supervisory control and data acquisition networks. The annual penetration test enables us to assess our existing security controls to identify weaknesses and eliminate vulnerabilities to defend against cybersecurity threats proactively. Our IT team also conducts rehearsals of our IRP to test and enhance our ability to respond to cybersecurity incidents.
•Monitoring for risks: We engage a third-party cybersecurity firm to manage our Security Operations Center (SOC), which is responsible for monitoring our network traffic 24/7. Our SOC helps to identify and respond to cybersecurity issues in real time by assessing the level of threats and making recommendations on appropriate actions.
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
•Regular improvements: We regularly work to enhance our systems and integrate new information and technology to upgrade our systems. We review and approve software and hardware acquisitions to enhance our ability to detect and manage cybersecurity threats. We also engage the FBI, DHS, and fusion centers for incident response support and collaborate to share critical information.
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
Our employees represent the foundation of cybersecurity protection and are a key line of defense, and we seek to strengthen their ability to target risks by proactively training active employees and contractors each year. We update our online security awareness training annually to review key policies and practices for security. To engage our workforce and inform employees of applicable security topics, we provide a monthly internal cybersecurity newsletter. Our monthly campaign on mock phishing emails is designed to serve as a reminder to employees to refrain from clicking on fraudulent emails disguised as safe content. We also assign enhanced cybersecurity training to employees who have access to potentially sensitive government information.
Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We rely on our information technology (IT), operational technology (OT), and a number of complex business systems to assist with the management of our business and customer and supplier relationships, and a disruption of these systems, including from cyber-attacks, could adversely affect our business.”
Item 2.    Properties.
Our physical properties consist of offices and water and wastewater facilities to accomplish the production, storage, treatment, and distribution of water and the collection, treatment, and discharge of wastewater. These properties are located in or near the geographic service areas listed above in Item 1, “Business—Geographical Service Areas and Number of Customer Connections at Year-end.” Our headquarters, which houses accounting, engineering, information systems, human resources, legal, purchasing, regulatory, water quality, and executive staff, is located in San Jose, California.
The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 22, 2024, May 11, 2021, June 11, 2019, November 22, 2010, and April 17, 2009 (the California Indenture), securing Cal Water’s First Mortgage Bonds, of which $1,175.0 million was outstanding at December 31, 2024. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2024, our California utility was in compliance with the covenants of the California Indenture.

Cal Water owns 587 wells and operates ten leased wells. There are 417 owned storage tanks with a capacity of 291 million gallons, one leased storage tank with a capacity of 0.25 million gallons, 29 managed storage tanks with a capacity of 32 million gallons, and three surface water reservoirs with a capacity of 241 million gallons. Cal Water owns and operates six surface water treatment plants with a combined capacity of 46 million gallons per day. There are 6,775 miles of supply and distribution mains in the various owned and managed systems.
In the leased City of Hawthorne and City of Commerce systems or in systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.
Hawaii Water owns 29 wells and manages three potable and five irrigation wells. There are 38 storage tanks with a storage capacity of 35.8 million gallons. There are 246 miles of supply and distribution mains. Hawaii Water operates seven wastewater treatment facilities with a combined capacity to process approximately 4.8 million gallons per day. There are 89.7 miles of sewer collection mains including force mains.
Washington Water owns 468 wells and manages 5 wells. There are 194 owned storage tanks with a storage capacity of 20.3 million gallons. There are 773 miles of supply and distribution mains. Washington Water operates one wastewater treatment plant with 1.3 miles of sewer collection mains.
New Mexico Water owns 28 wells. There are 29 storage tanks with a storage capacity of 11.0 million gallons. There are 210 miles of supply and distribution mains. New Mexico operates two wastewater treatment facilities with a combined capacity to process 0.62 million gallons per day. There are eight lift stations and 35 miles of sewer collection mains.
Texas Water, through its majority ownership of BVRT, owns and operates 7 wastewater treatment plants. The plants have a treatment capacity of 915,000 gallons per day.
Item 3.    Legal Proceedings.
Information with respect to this item may be found under the subheading “Contingencies and Commitments” in Note 15 of the Notes to Consolidated Financial Statements in Item 8, which is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol “CWT.” At December 31, 2024, there were 59,484,145 common shares outstanding. There were 1,680 common stockholders of record as of February 10, 2025.
During 2024, we paid a cash dividend of $1.12 per common share, or $0.28 per quarter. During 2023, we paid a cash dividend of $1.04 per common share, or $0.26 per quarter. On January 29, 2025, the Board declared a quarterly cash dividend of $0.30 per common share and a one-time special dividend in the amount of $0.04 per common share. Both the quarterly dividend and the special one-time dividend will be payable on February 21, 2025, to stockholders of record on February 10, 2025. This represents an indicated annual cash dividend of $1.24, and would be our 58th consecutive year of increasing the annual dividend and marks the 320th consecutive quarterly dividend.
We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board may deem relevant.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group’s common stock with the cumulative total return on the Robert W. Baird Water Utility Index (which is comprised of Artisan Resources Corporation, American Water Works Company, Inc, American States Water Company, Essential Utilities, SJW Group, and York Water) and the Standard & Poor’s 500 Index during the last five years ended December 31, 2024. The comparison assumes $100 was invested on December 31, 2019, in California Water Service Group’s common stock and in each of the forgoing indices and assumes reinvestment of dividends.

Performance Graph Data

$200
$175
$150
$125
$100
$75
DOLLARS
2019
2020
2021
2022
2023
2024
Period Ending
California Water Service Group
S&P 500 Index
RW Baird Water Utility Index

The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2019	2020	2021	2022	2023	2024
California Water Service Group	100	105	139	118	101	88
S&P 500	100	118	152	125	158	197
RW Baird Water Utility Index	100	115	141	117	99	92
An initial $100 investment in the common stock of California Water Service Group on December 31, 2019 including reinvestment of dividends would be worth $88 at the end of the 5-year period ending December 31, 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6.   [Reserved]
Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following sections include a discussion of results for fiscal 2024 compared to fiscal 2023 as well as certain 2022 results. The comparative results for fiscal 2023 with fiscal 2022 generally have not been included in this Form 10-K, but may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
Net Income Attributable to California Water Service Group
In 2024 and 2023, net income attributable to California Water Service Group was $190.8 million and $51.9 million, respectively. Earnings per diluted common share increased $2.34 from $0.91 to $3.25 or 257.1% in 2024.
The $138.9 million increase in net income was primarily due to an increase in operating revenue of $242.2 million primarily as a result of the cumulative adjustment for the impacts of the 2021 GRC, retroactive to January 1, 2023, and higher rates and increased consumption. The revenue increase was partially offset by an increase in total operating expenses of $94.3 million. The total operating expense increase was primarily due to an increase in water production costs, which include purchased water, purchased power, and pump tax expenses, of $22.1 million, increases in other operations expenses of $6.0 million, an increase in income tax expense of $51.1 million, an increase in depreciation and amortization expenses of $10.7 million, and an increase in property and other taxes of $4.3 million. Additionally, net other income decreased by $1.5 million and net interest expense increased by $7.7 million.
The net income benefit of the 2021 GRC from 2023 interim rate relief was approximately $64.0 million included in 2024 results.
California Extended Water and Wastewater Arrearages Payment Program
The California Water and Wastewater Arrearages Payment Program was created by the California Legislature to be administered by the Water Board in order to provide relief to community water and wastewater systems for unpaid bills (arrearages) related to the COVID-19 pandemic.
In 2023, the California Extended Water and Wastewater Arrearages Payment Program (Extended Program) was established and extended the relief period to include arrearages accrued from June 16, 2021 to December 31, 2022. In response to the Extended Program, Cal Water submitted an application for $82.0 million in eligible customer arrearages and $1.0 million in program administrative costs, which was approved by the Water Board. Cal Water received the funds in April of 2024 and applied $57.5 million of the funds to eligible past due customer balances during the second quarter of 2024. The remaining balance was returned to the Water Board in the third quarter of 2024 in accordance with the program terms.
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
Regulated Utility Accounting
Because our primary business is operating a regulated business, we are subject to the accounting rules and standards for regulated utilities. The Commissions in the states in which we operate establish rates that are designed to permit the recovery of the cost of service and a return on investment. We capitalize and record regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, we record those expected future costs as regulatory liabilities. In addition, we record regulatory liabilities when it is probable the Commissions will require a refund to be made to our customers over future periods.
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
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this new law temporarily disallows the use of state net operating losses for years beginning in 2024 through 2026.
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
As of December 31, 2024, the TCJA tax liability was $76.5 million. We continue working with state regulators to finalize the TCJA tax liability to confirm compliance with the federal normalization rules.
Pensions, which include the supplemental executive retirement plan (SERP), and Postretirement Benefits Other Than Pensions (PBOP)
We incur costs associated with our pensions and PBOP plans. To measure the expense of these benefits, our management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by our management could result in significant variances in the cost recognized for pension and PBOP plans. The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries. We use an investment advisor to provide advice in managing the plans’ investments. We anticipate any increases in funding for the pension, except for the SERP for Cal Water, and PBOP plans will be recovered in future rate filings, thereby mitigating the financial impact. We believe it is probable that future costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with generally accepted accounting principles. As a result of Cal Water’s 2021 GRC decision that was issued in March of 2024, SERP expenses were disallowed to be recovered from our customers. At this time, we believe it is not probable that SERP costs will be recovered in rates for the three-year period in which the 2021 GRC is in effect. As a result, we have reclassified our SERP regulatory asset, net of associated deferred income taxes, for Cal Water to other comprehensive loss in accordance with generally accepted accounting principles.

Changes to pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities. The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2024, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Benefits Actuarial Assumption	Increase/(Decrease) in 2024 Net Periodic Benefit Cost	Increase/(Decrease) in Projected Benefit Obligation as of December 31, 2024
		Dollars in thousands
Discount rate	(0.5)%	$3,042	$54,170
Long-term rate of return on plan assets	(0.5)%	3,372	—
Rate of compensation increases	(0.5)%	(3,047)	(13,630)
Cost of living adjustment (1)	(0.2)%	(2,460)	(14,233)
Discount rate	0.5%	(5,736)	(48,220)
Long-term rate of return on plan assets	0.5%	(3,372)	—
Rate of compensation increases	0.5%	2,534	14,368
Cost of living adjustment	0.5%	4,237	37,622
______________________________________________________________________________
1.The cost of living adjustment was assumed at 2.20% and has a floor of 2.0%.
Results of Operations
Operating Revenue
Operating revenue in 2024 was $1,036.8 million, an increase of $242.2 million, or 30.5%, over 2023. Operating revenue in 2023 was $794.6 million, a decrease of $51.8 million, or 6.1%, over 2022. The sources of change in operating revenue were:

	2024	2023
	Dollars in millions
Net change due to rate changes, usage, and other (1)	$122.1	$17.9
IRMA revenue (2)	88.6	—
MWRAM revenue (3)	35.3	—
WRAM revenue	—	(74.3)
MCBA revenue	—	7.4
Other balancing account revenue	—	4.9
Deferral of revenue (4)	(3.8)	(7.7)
Net change	$242.2	$(51.8)
_______________________________________________________________________________
(1)In 2024, the net change due to rate changes, usage, and other items in the above table was primarily due to rate increases of $98.5 million and an increase in consumption and new customers of $17.5 million.
(2)Due to the delay in the resolution of the 2021 GRC, the CPUC authorized Cal Water to track in an IRMA the variances between actual customer billings and those that would have been billed assuming the 2021 GRC had been effective January 1, 2023. Such variances are recorded as regulatory balancing account revenue. The 2021 GRC was approved in March of 2024 and final rates for the 2021 GRC were implemented on May 31, 2024. Cal Water recorded IRMA revenue of $88.6 million in 2024, of which $67.6 million is attributable to 2023.
(3)MWRAM revenue is the variance between actual metered sales billed through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. In March of 2024, Cal Water received approval of the 2021 GRC which authorized the use of the MWRAM effective January 1, 2023. As a result, Cal Water recorded MWRAM revenue of $35.3 million for 2024 of which $17.4 million is attributable to 2023.
(4)Deferred revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which the sales transaction has already occurred. Deferred revenue for 2024 increased due to an increase in the balancing account revenue expected to be collected beyond 24 months.

Water Production Costs
Water production costs, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 38.3% and 40.2%, of total operating costs in 2024 and 2023, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies and utilities. As such, these rates are beyond our control.

The table below provides the change in water production costs during the past 2 years:

	2024			2023
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$241.2	$17.4	7.8%	$223.8	$(0.7)	(0.3)%
Purchased power	47.7	2.0	4.4%	45.7	1.1	2.5%
Pump taxes	21.8	2.8	14.7%	19.0	2.8	17.3%
Total water production costs	$310.7	$22.2	7.7%	$288.5	$3.2	1.1%
The principal factors affecting water production costs are the quantity, price, and source of the water. Generally, water pumped from wells costs less than water purchased from wholesale suppliers. The 2021 GRC approved an ICBA for purchased water, purchased power, and pump taxes. The ICBA mechanism is designed to recover changes in supplier prices from authorized amounts and has been recorded as part of the associated water production expense type.
The table below provides the amounts, percentage change, and source mix for the respective years:

	2024			2023
	MG	% of Total	% change from prior year	MG	% of Total	% change from prior year
	Millions of gallons (MG)
Source:
Wells	54,546	51.3%	8.3%	50,363	48.6%	(4.1)%
Purchased	47,665	44.8%	(0.4)%	47,865	46.3%	(5.2)%
Surface	4,163	3.9%	(20.8)%	5,256	5.1%	33.5%
Total	106,374	100.0%	2.8%	103,484	100.0%	(3.2)%
For 2024, the $17.4 million increase in purchased water expenses is mostly due to a blended purchased water wholesaler rate increase of 8.2% partially offset by a 0.4% decrease in purchased quantities. In 2024, Cal Water recorded $8.3 million of ICBA expense, of which $6.9 million was attributable to 2023.
For 2024, the $2.8 million increase in pump taxes is primarily due to increases in pump tax rates. In 2024, Cal Water recorded a reduction to pump taxes of $0.8 million for the ICBA, of which $0.1 million was attributable to 2023.
Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2024, purchased power expenses increased $2.0 million to $47.7 million mainly due to an increase in rates from our power providers. In 2024, Cal Water recorded a reduction to purchased power of $4.8 million for the ICBA, of which $0.3 million was attributable to 2023.
Changes associated with climate change regulations could increase the cost of power that in turn would result in an increase in the rates our power suppliers charge us. Any change in pricing of our purchased power in California would be recovered from our customers through the ICBA mechanism. Any change in power costs in other states would be requested to be recovered by the customers in those states. The impact of such regulations is dependent upon the enacted date, the factors that affect our suppliers’ cost structure, and their ability to pass the costs to us in their approved tariffs. These items are not known at this time.
Other Operations Expenses
The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, operations of district offices, and water conservation programs.

For 2024, other operations expense increased $6.0 million, or 5.3%, compared to 2023. The increase was primarily due to an increase in employee wage expense of $2.3 million, water treatment costs of $1.8 million primarily related to the HOH Water Utilities system acquisition that closed in December of 2023, and software licensing fees of $1.3 million.
Depreciation and Amortization
For 2024, depreciation and amortization increased $10.7 million, or 8.8%, to $131.9 million compared to 2023 primarily due to utility plant placed in service in 2023.
Income Taxes
For 2024, income tax expense increased $51.1 million, or 336.6%, to $35.9 million compared to an income tax benefit of $15.2 million for 2023. The increase in 2024 was primarily due to an increase in pre-tax operating income in 2024 attributable to the recognition of income related to the 2021 GRC decision in 2024.
Property and Other Taxes
For 2024, property and other taxes increased $4.3 million, or 11.8%, compared to 2023. The increase was mostly due to an increase in our assessed property values for utility plant placed in service during the year.
Other Income and Expenses
For 2024, net other income and expenses decreased $1.5 million, or 6.1%, to $22.6 million compared to 2023. The decrease was due primarily to a $4.4 million decrease in other components of net periodic benefit credit and a $1.3 million decrease in the unrealized gains from certain non-qualified benefit plan investments due to market conditions, which was partially offset by a $1.4 million increase in allowance for equity funds used during construction and an increase in interest income of $1.0 million.
Net Interest Expense
For 2024, net interest expense increased $7.7 million, or 15.5%, compared to 2023. The increase was primarily due to higher average short-term borrowing rates and higher outstanding borrowings on our short-term credit facilities.
Rates and Regulation
The following is a summary of 2024 rate filings that impacted revenue requirement. A description of the “Type of Filing” can be found in the “Item 1 - Rates and Regulation” section above. California decisions and resolutions may be found on the CPUC website at www.cpuc.ca.gov.

Type of Filing	Decision/Resolution	Effective Date	Increase in Annual Revenue	CA District/ Subsidiary
GRC and Offset Filings
2024 Expense Offset	AL 2501	Jan. 2024	$5.1 million	6 Districts
Cost of Capital	AL 2502	Jan. 2024	$10.0 million	All Districts
2024 Rate Base Offset	AL 2514	May 2024	$5.8 million	All Districts
2021 GRC and 2024 Escalations*	AL 2515	May 2024	$42.5 million	All Districts
_______________________________________________________________________________
*    AL 2515 includes the revenue increase from AL 2514, AL 2502, and AL 2501.
Water Supply
Information with respect to Water Supply may be found under the subheading “Water Supply” in Part I - Item 1 above.
Liquidity and Capital Resources
Cash Flow from Operating Activities
During 2024, we generated cash flow from operations of $290.9 million, compared to $217.8 million during 2023. The increase in 2024 was due to an increase in net income primarily due to the recording of $123.9 million of operating revenue for the MWRAM and IRMA due to the resolution of the 2021 GRC. There was an associated increase to regulatory assets related to MWRAM and IRMA operating revenue. The Company has started billing for the recovery of these regulatory assets in the fourth quarter of 2024. Additionally, the increase is related to the net receipt of $57.9 million from the Extended Program, as discussed above.
The water business is seasonal. Billed revenue is lower in the cool, wet winter months when less water is typically used compared to the warm, dry summer months when water use is typically the highest. This seasonality results in the possible need for short-term borrowings under the bank lines of credit in the event cash is not sufficient to cover operating costs during the winter period. The increase in cash flow during the summer allows for a pay down of short-term borrowings. Customer water usage can be lower than normal in years when more than normal precipitation falls in our service areas or temperatures are lower than normal, especially in the summer months. The reduction in water usage reduces cash flow from operations and increases the need for short-term bank borrowings.
Cash Flow from Investing Activities
During 2024 and 2023, we used $470.8 million and $383.7 million, respectively, of cash for capital expenditures, both Company-funded and developer-funded. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner.
Cash Flow from Financing Activities
During 2024, we borrowed $505.0 million, and paid down $480.0 million on our unsecured revolving credit facilities for general corporate purposes. We also received $30.4 million of advances and contributions in aid of construction, which was reduced by refunds to developers of $9.4 million. In addition, we issued $89.0 million of Company common stock through our at-the-market equity plan and our employee stock purchase plan.
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
The net IRMA, MWRAM, WRAM and MCBA regulatory asset balances were $113.4 million and $64.2 million as of December 31, 2024 and 2023, respectively. The receivable balances were primarily financed by Cal Water using short-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short-term financing rates.
At the January 2025 meeting, the Board declared the quarterly dividend, increasing it for the 58th consecutive year, and a one-time special dividend in the amount of $0.04 per common share. The quarterly dividend was raised from $0.28 to $0.30 per common share. This represents an indicated annual rate of $1.24 per common share. Dividends have been paid for 79 consecutive years. The annual dividends paid per common share in 2024, 2023, and 2022 were $1.12, $1.04 and $1.00, respectively. Earnings not paid as dividends are reinvested in the business for the benefit of stockholders. The dividend payout ratio was 34.3% in 2024, 113.8% in 2023, and 56.5% in 2022 for an average of 68.2% over the 3-year period. Our long-term targeted dividend payout ratio is 60%.
Short-Term Financing
Short-term liquidity is provided by the bank lines of credit described above and by internally generated funds. As of December 31, 2024, there were borrowings of $205.0 million outstanding on our unsecured revolving lines of credit, compared to $180.0 million outstanding on our unsecured revolving lines of credit as of December 31, 2023.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, Hawaii Water, and Texas Water.

The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company facility. Cal Water may borrow up to $400.0 million under the Cal Water facility; however, all of Cal Water’s borrowings under the Cal Water facility must be repaid within 24 months as authorized by the CPUC. The proceeds from the Company and Cal Water facilities may be used for working capital purposes.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ debt portion of the Company’s consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more to one (each as defined in the respective credit agreements). As of December 31, 2024, our consolidated total capitalization ratio was 45.8% and the interest coverage ratio was greater than seven to one. In summary, as of such date, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
Long-Term Financing
Long-term financing is accomplished using both debt and equity. Cal Water was authorized to issue $1.3 billion of new debt and equity to finance capital projects and operations by a CPUC decision dated August 2, 2024. In addition, the decision retained approximately $179.0 million of prior financing authority and determined that refinancing long-term debt did not count against the authorization. The CPUC requires that any loans from Cal Water to the Company be at arm’s length. This restriction did not materially affect the Company’s ability to meet its cash obligations in 2024. Management does not expect this restriction to have a material impact on the Company’s ability to meet its cash obligations in 2025 and beyond.
Long-term financing, which includes First Mortgage Bonds, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditure plans for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances in construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances in both debt and equity instruments.
Additional information regarding the bank borrowings and long-term debt is presented in Notes 7 and 8 in the Notes to Consolidated Financial Statements.
Equity Issuance
On April 29, 2022, we entered into an equity distribution agreement to sell shares of our common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the next three years. We intend to use the net proceeds from these sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. Additional information regarding this program is presented in Note 6 of the Notes to Consolidated Financial Statements.

Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities.
On April 17, 2009, Cal Water (Issuer) issued $100.0 million aggregate principal amount of 5.5% First Mortgage Bonds due 2040, all of which are fully and unconditionally guaranteed by the Company (Guarantor). Certain subsidiaries of the Company do not guarantee the security and are referred to as Non-guarantors. The Guarantor fully, absolutely, irrevocably and unconditionally guarantees the due and punctual payment when due, whether at stated maturity, by acceleration, by notice of prepayment or otherwise, of the principal of, premium, if any, and interest on the bonds. The bonds rank equally among Cal Water’s other first mortgage bonds.
The following tables present summarized financial information of the Issuer and the Guarantor. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to the Guarantor interests in the Issuer. The summarized information excludes financial information of the Non-issuers, including earnings from and investments in these entities.

Summarized Statement of Operations
(in thousands)	2024		2023
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$956,447	$—	$720,577	$—
Gross profit	$663,270	$—	$449,221	$—
Income (loss) from operations	$228,066	$(2,120)	$82,157	$590
Equity in earnings of guarantor	$—	$174,979	$—	$49,998
Net income	$193,485	$179,022	$57,168	$51,376

Summarized Balance Sheet Information
(in thousands)	As of December 31, 2024		As of December 31, 2023
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$239,632	$7,146	$213,469	$10,126
Intercompany receivable from guarantor & non-issuer subsidiaries	6,031	53,969	3,664	44,882
Other assets	650,395	1,337,468	479,642	1,190,076
Long-term intercompany receivable from non-issuer subsidiaries	—	110,802	—	82,610
Net utility plant	3,816,513	—	3,487,788	—
Total assets	$4,712,571	$1,509,385	$4,184,563	$1,327,694

Current liabilities	$471,432	$42,987	$351,964	$53,069
Intercompany payable to non-issuer subsidiaries	1,001	—	—	—
Long-term debt	1,104,454	—	1,052,350	—
Other liabilities	1,799,854	3,146	1,595,852	3,068
Total Liabilities	$3,376,741	$46,133	$3,000,166	$56,137

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
The following table summarizes our contractual obligations as of December 31, 2024. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities. In 2025, we expect to issue First Mortgage Bonds to pay off bonds maturing during the year.

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (a)	$1,179,019	$70,354	$690	$120,615	$987,360
Interest payments	1,092,669	50,645	95,039	91,975	855,010
Advances for construction	202,614	9,966	18,850	17,919	155,879
Pension and postretirement benefits (b)	417,948	29,846	67,072	77,709	243,321
Finance lease obligations (c)	2,938	2,233	705	—	—
Operating lease obligations	15,406	2,485	4,299	3,132	5,490
Water supply contracts (d)	684,413	39,650	79,309	79,304	486,150
Total contractual obligations	$3,595,007	$205,179	$265,964	$390,654	$2,733,210
_______________________________________________________________________________
a.Long-term debt payments include maturities of long-term debt and annual payments on other long-term obligations, exclusive of unamortized debt issuance costs of $4.8 million.
b.Pension and postretirement benefits include $3.1 million of short-term pension obligations.
c.Finance lease obligations represent total cash payments to be made in the future and includes interest expense of $0.2 million.
d.Estimated annual contractual obligations are based on the same payment levels as 2024.
For pension and postretirement benefits other than pensions obligations, see Note 11 of the Notes to Consolidated Financial Statements.
Advances for construction represent annual contract refunds to developers for the cost of water systems paid for by the developers. The contracts are non-interest bearing, and refunds are generally on a straight-line basis over a 40-year period. System and facility leases include obligations associated with leasing water systems and rents for office space.
For finance and operating lease obligations, see Note 15 of the Notes to Consolidated Financial Statements.
Cal Water has water supply contracts with wholesale suppliers in 13 of its operating districts and for the two leased systems in Hawthorne and Commerce. For each contract, the cost of water is established by the wholesale supplier and is generally beyond our control. The amount paid annually to the wholesale suppliers is charged to purchased water expense on our Consolidated Statements of Operations. Most contracts do not require minimum annual payments and vary with the volume of water purchased. For more details related to water supply contracts, see Note 15 of the Notes to Consolidated Financial Statements.
Capital Requirements
Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.
Utility plant expenditures in 2024 were $470.8 million, including Company-funded of $450.4 million and developer-funded of $20.4 million. Utility plant expenditures in 2023 were $383.7 million, including Company-funded of $366.4 million and developer-funded of $17.3 million.
A majority of capital expenditures was associated with mains and water treatment equipment.
For 2025, the Company is estimating its capital expenditures to be between $450.0 million and $550.0 million based on the 2024 GRC in California and normal capital needs in the other subsidiaries. We expect our annual capital expenditure to increase during the next five years due to increasing needs to replace and maintain infrastructure.

Management expects there will be developer-funded expenditures in 2025 and expects that these expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-Company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.
Capital Structure
Total equity was $1,638.3 million at December 31, 2024, compared to $1,430.3 million at December 31, 2023. The Company sold 1,638,977 and 2,025,891 shares of its common stock in 2024 and 2023, respectively through its at-the-market equity program.
Total capitalization, including the current portion of long-term debt, was $2,815.3 million at December 31, 2024 and $2,483.8 million at December 31, 2023. In future periods, the Company intends to issue common stock and long-term debt to finance our operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.
At December 31, capitalization ratios were:

	2024	2023
Equity	59.7%	57.6%
Long-term debt	40.3%	42.4%
The return (from both regulated and non-regulated operations) on average equity was 12.5% in 2024 compared to 3.8% in 2023. Cal Water does not include construction work in progress in its regulated rate base; instead, Cal Water was authorized to record allowance for funds used during construction (or AFUDC) on construction work in progress, effective January 1, 2017. Construction work in progress for Cal Water was $260.8 million at December 31, 2024 and $253.9 million at December 31, 2023.
Acquisitions
There were no significant acquisitions in 2024 or 2023.
Real Estate Program
We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low-cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. There were no significant sales in 2024 and 2023. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.
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
Over the next 12 months, $70.0 million of the $1,177.0 million of existing long-term debt instruments are expected to mature. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.

Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of California Water Service Group

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company provides regulated utility services under the rules and regulations of the California Public Utilities Commission (the “Commission”) in California. The Commission establishes rates that are designed to permit the recovery of the cost of service and a return on investment. The Company’s rates are subject to regulatory rate-setting processes including a General Rate Case proceeding. Because the Company operates almost exclusively in a regulated business, the Company is subject to the accounting standards for regulated entities.
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

/s/ DELOITTE & TOUCHE LLP )
San Francisco, California
February 27, 2025

We have served as the Company’s auditor since 2008.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2024	2023
ASSETS
Utility plant:
Land	$56,621	$47,002
Depreciable plant and equipment	4,977,217	4,557,964
Construction work in progress	329,439	287,596
Intangible assets	37,212	32,921
Total utility plant	5,400,489	4,925,483
Less accumulated depreciation and amortization	(1,241,785)	(1,152,228)
Net utility plant	4,158,704	3,773,255
Current assets:
Cash and cash equivalents	50,121	39,591
Restricted cash	45,566	45,375
Receivables:
Customers, net	58,585	59,349
Regulatory balancing accounts	55,917	64,240
Other, net	33,976	16,431
Accrued and unbilled revenue, net	39,718	36,999
Materials and supplies	20,511	16,170
Taxes, prepaid expenses, and other assets	19,742	18,130
Total current assets	324,136	296,285
Other assets:
Regulatory assets	357,406	257,621
Goodwill	37,063	37,039
Other	302,974	231,333
Total other assets	697,443	525,993
TOTAL ASSETS	$5,180,283	$4,595,533
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 59,484 and 57,724 outstanding in 2024 and 2023, respectively	$595	$577
Additional paid-in capital	966,975	876,583
Retained earnings	674,918	549,573
Accumulated other comprehensive loss	(7,217)	—
Noncontrolling interest	3,015	3,579
Total equity	1,638,286	1,430,312
Long-term debt, net	1,104,571	1,052,768
Total capitalization	2,742,857	2,483,080
Current liabilities:
Current maturities of long-term debt, net	72,422	672
Short-term borrowings	205,000	180,000
Accounts payable	167,533	157,305
Regulatory balancing accounts	22,648	21,540
Accrued other taxes	6,084	4,591
Accrued interest	8,406	6,625
Other accrued liabilities	56,271	59,606
Total current liabilities	538,364	430,339
Deferred income taxes	411,083	352,762
Regulatory liabilities	814,551	683,717
Pension	81,665	82,920
Advances for construction	202,614	199,448
Contributions in aid of construction	294,970	286,491
Other long-term liabilities	94,179	76,776
Contingencies and commitments (Note 15)
TOTAL CAPITALIZATION AND LIABILITIES	$5,180,283	$4,595,533
See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Operating revenue	$1,036,806	$794,632	$846,431
Operating expenses:
Operations:
Purchased water	241,201	223,833	224,529
Purchased power	47,690	45,656	44,566
Pump taxes	21,757	19,023	16,169
Administrative and general	139,515	142,235	132,718
Other operations	118,457	112,481	116,172
Maintenance	34,753	31,975	31,715
Depreciation and amortization	131,901	121,212	114,575
Income tax expense (benefit)	35,938	(15,189)	3,262
Property and other taxes	40,540	36,271	35,065
Total operating expenses	811,752	717,497	718,771
Net operating income	225,054	77,135	127,660
Other income and expenses:
Non-regulated revenue	20,628	18,509	21,276
Non-regulated expenses	(14,201)	(11,807)	(24,821)
Other components of net periodic benefit credit	15,803	20,215	14,476
Allowance for equity funds used during construction	6,902	5,551	4,127
Income tax expense on other income and expenses	(6,551)	(8,408)	(3,113)
Net other income	22,581	24,060	11,945
Interest expense:
Interest expense	60,698	52,809	46,686
Allowance for borrowed funds used during construction	(3,148)	(2,990)	(2,344)
Net interest expense	57,550	49,819	44,342
Net income	190,085	51,376	95,263
Net loss attributable to noncontrolling interest	(722)	(535)	(748)
Net income attributable to California Water Service Group	$190,807	$51,911	$96,011
Earnings per share:
Basic	$3.26	$0.91	$1.77
Diluted	$3.25	$0.91	$1.77
Weighted average number of common shares outstanding:
Basic	58,612	56,952	54,320
Diluted	58,647	56,983	54,363

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$190,085	$51,376	$95,263
Other comprehensive income (loss):
Unrecoverable defined pension benefit plan costs, net of taxes of $3,823, $0, and $0, respectively	(9,840)	—	—
Amortization of defined benefit pension plans, net of taxes of $456, $0, and $0, respectively	1,175	—	—
Unrealized actuarial gain, net of taxes of $563, $0, and $0, respectively	1,448	—	—
Other comprehensive loss, net of tax	(7,217)	—	—
Comprehensive income	182,868	51,376	95,263
Comprehensive loss attributable to noncontrolling interest	(722)	(535)	(748)
Comprehensive income attributable to California Water Service Group	$183,590	$51,911	$96,011

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2024, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2021	53,716	$537	$651,121	$514,873	$—	$5,386	$1,171,917
Net income (loss)	—	—	—	96,011	—	(748)	95,263
Issuance of common stock	1,916	19	111,742	—	—	—	111,761
Repurchase of common stock	(34)	—	(2,013)	—	—	—	(2,013)
Dividends paid on common stock ($1.00 per share)	—	—	—	(54,186)	—	—	(54,186)
Acquisition of business with noncontrolling interest	—	—	(514)	—	—	514	—
Investment in business with noncontrolling interest	—	—	—	—	—	(348)	(348)
Balance at December 31, 2022	55,598	556	760,336	556,698	—	4,804	1,322,394
Net income (loss)	—	—	—	51,911	—	(535)	51,376
Issuance of common stock	2,159	21	117,866	—	—	—	117,887
Repurchase of common stock	(33)	—	(1,844)	—	—	—	(1,844)
Dividends paid on common stock ($1.04 per share)	—	—	—	(59,036)	—	—	(59,036)
Investment in business with noncontrolling interest	—	—	225	—	—	(225)	—
Distribution to noncontrolling interest	—	—	—	—	—	(465)	(465)
Balance at December 31, 2023	57,724	577	876,583	549,573	—	3,579	1,430,312
Net income (loss)	—	—	—	190,807	—	(722)	190,085
Issuance of common stock	1,791	18	92,474	—	—	—	92,492
Repurchase of common stock	(31)	—	(1,435)	—	—	—	(1,435)
Dividends paid on common stock ($1.12 per share)	—	—	—	(65,462)	—	—	(65,462)
Other comprehensive loss, net of tax	—	—	—	—	(7,217)	—	(7,217)
Investment in business with noncontrolling interest	—	—	(647)	—	—	647	—
Distribution to noncontrolling interest	—	—	—	—	—	(489)	(489)
Balance at December 31, 2024	59,484	$595	$966,975	$674,918	$(7,217)	$3,015	$1,638,286

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Operating activities:
Net income	$190,085	$51,376	$95,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,139	123,124	117,364
Amortization of debt premium and expenses	246	262	369
Changes in normalized deferred income taxes	40,445	35,627	26,880
Change in value of life insurance contracts	(3,578)	(4,919)	7,161
Allowance for equity funds used during construction	(6,902)	(5,551)	(4,127)
Stock-based compensation	3,746	2,993	5,161
Write-off (recovery) of capital costs	1,313	(536)	702
Changes in operating assets and liabilities:
Receivables	(42,276)	42,711	(40,687)
Water Arrearages Payment Program cash received	83,039	—	20,836
Water Arrearages Payment Program cash returned	(25,173)	—	(3,609)
Accrued and unbilled revenue	(2,719)	(3,859)	(381)
Taxes, prepaid expenses, and other assets	(5,393)	654	(5,104)
Accounts payable	1,743	9,896	(7,626)
Other current liabilities	2,767	(346)	7,941
Other changes in noncurrent assets and liabilities	(80,615)	(33,615)	23,629
Net cash provided by operating activities	290,867	217,817	243,772
Investing activities:
Utility plant expenditures	(470,800)	(383,747)	(327,757)
Business acquisitions, net of cash acquired	(1,609)	(175)	—
Asset acquisitions	—	(2,816)	(7,766)
Purchase of life insurance	(3,935)	(2,681)	(6,688)
Life insurance proceeds	1,426	—	6,688
Other	48	—	—
Net cash used in investing activities	(474,870)	(389,419)	(335,523)
Financing activities:
Short-term borrowings	505,000	227,792	150,000
Repayment of short-term borrowings	(480,000)	(120,000)	(115,000)
Issuance of long-term debt, net of debt issuance costs of $184	124,816	—	—
Advances and contributions in aid of construction	30,389	21,156	25,822
Refunds of advances for construction	(9,399)	(9,355)	(9,468)
Retirement of long-term debt	(889)	(1,811)	(5,423)
Repurchase of common stock	(1,435)	(1,844)	(2,013)
Issuance of common stock	89,033	115,106	106,739
Dividends paid	(65,462)	(59,036)	(54,186)
Distribution to noncontrolling interest	(489)	(465)	(348)
Other	3,160	—	—
Net cash provided by financing activities	194,724	171,543	96,123
Change in cash, cash equivalents, and restricted cash	10,721	(59)	4,372
Cash, cash equivalents, and restricted cash at beginning of year	84,966	85,025	80,653
Cash, cash equivalents, and restricted cash at end of year	$95,687	$84,966	$85,025
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$55,656	$49,145	$43,768
Income taxes (net of refunds)	27,000	(3,532)	—
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	56,836	54,382	51,511
Utility plant contributed by developers	30,445	24,203	20,379

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 1. ORGANIZATION AND OPERATIONS
California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, Hawaii and Texas through its wholly-owned and non-wholly owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services. TWSC, Inc. (Texas Water) indirectly holds regulated and contracted wastewater utilities. Regulated wastewater utilities held by Texas Water’s investment in a joint venture with BVRT Utility Holding Company (BVRT) provide services under the rules and regulation of the Texas Public Utilities Commission.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the Company’s accounts and those of its wholly and non-wholly owned subsidiaries. The non-wholly owned subsidiary refers to BVRT, a 94.7% owned subsidiary of Texas Water that is consolidated using the voting interest model as the Company owns a majority of the voting interests in the non-wholly owned subsidiary. All intercompany transactions and balances have been eliminated from the consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered.
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
Noncontrolling Interest
Noncontrolling interest in the Company’s consolidated financial statements represents the 5.3% interest not owned by Texas Water in BVRT. Texas Water obtained control over BVRT on May 1, 2021. Since the Company controls BVRT, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 5.3% share of BVRT’s net assets and results of operations is deducted and reported as noncontrolling interest on the consolidated balance sheets and as net loss attributable to noncontrolling interest in the consolidated statements of operations. The Company reports noncontrolling interest in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income attributable to California Water Service Group excludes the net loss attributable to the noncontrolling interest. The Company’s comprehensive income attributable to California Water Service Group excludes the comprehensive loss attributable to the noncontrolling interest.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Revenue from contracts with customers	$905,623	$790,334	$772,616
Regulatory balancing account revenue	131,183	4,298	73,815
Total operating revenue	$1,036,806	$794,632	$846,431
Revenue from contracts with customers
The Company principally generates operating revenue from contracts with customers by providing regulated water and wastewater services at tariff-rates authorized by the Commissions in the states in which they operate and non-regulated water and wastewater services at rates authorized by contracts with government agencies and other third parties. Revenue from contracts with customers reflects amounts billed for the volume of consumption at authorized per unit rates, for a service charge, and for other authorized charges.
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
The measurement of sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, the Company estimates consumption since the date of the last meter reading and a corresponding accrued and unbilled revenue is recognized. The estimate is based upon the number of unbilled days that month and the average daily customer billing rate from the previous month (which fluctuates based upon customer usage).
Contract terms are generally short-term and at will by customers and, as a result, no separate financing component is recognized for the Company’s collections from customers, which generally require payment within 30 days of billing. The Company applies judgment, based principally on historical payment experience, in estimating its customers’ ability to pay.
Certain customers are not billed for volumetric consumption, but are instead billed a flat rate at the beginning of each monthly service period. The amount billed is initially deferred and subsequently recognized over the monthly service period, as the performance obligation is satisfied. The deferred revenue balance or contract liability, which is included in “other accrued liabilities” on the Consolidated Balance Sheets, is inconsequential.
In the following table, revenue from contracts with customers is disaggregated by class of customers for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Residential	$538,234	$463,417	$458,448
Business	180,032	159,050	153,570
Multiple residential	76,835	67,703	64,481
Industrial	30,399	28,055	26,622
Public authorities	49,162	40,811	41,150
Other*	30,961	31,298	28,345
Total revenue from contracts with customers	$905,623	$790,334	$772,616
_______________________________________________________________________________
*    Other includes accrued and unbilled revenue

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC). For certain revenue mechanisms, the Company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. These mechanisms include the Monterey-Style Water Revenue Adjustment Mechanism (MWRAM), which was approved in Cal Water’s 2021 General Rate Case (GRC) filing (2021 GRC) in March of 2024. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The MWRAM is effective retroactive to January 1, 2023. The MWRAM fluctuates with the seasonality of the water business. During the warm, dry summer months when water use is typically highest, the MWRAM will reflect an overcollection of revenue compared to the cool, wet winter months when less water is typically used, the MWRAM will reflect an undercollection of revenue. In 2024, the Company recorded $35.3 million of MWRAM revenue.
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
Regulatory balancing accounts also include revenue that is recognized for balancing and memorandum accounts when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. As a result of the delay in the approval of the 2021 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an Interim Rates Memorandum Account (IRMA) effective January 1, 2023. Variances between actual customer billings and those that would have been billed assuming the 2021 GRC had been implemented on January 1, 2023 were recorded as regulatory balancing account revenue. The 2021 GRC was approved in March of 2024 and final authorized rates were implemented effective May 31, 2024; as a result, Cal Water calculated and recorded this difference for all of 2023 and the first five months of 2024. Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities. In 2024, the Company recorded $88.6 million of revenue for the IRMA. No IRMA revenue was recorded in 2023.
The Modified Cost Balancing Account (MCBA), Conservation Expense Balancing Account (CEBA), Pension Cost Balancing Account (PCBA), and Health Cost Balancing Account (HCBA), generally provide for recovery of the adopted levels of expenses for purchased water, purchased power, pump taxes, water conservation program costs, pension, and health care. Variances between adopted and actual costs were recorded as regulatory balancing account revenue in 2022. In 2023, in connection with the CPUC’s decision to discontinue the use of the WRAM, the variances for CEBA, HCBA, and PCBA are recorded against the originating expense. The MCBA concluded on December 31, 2022.
Non-Regulated Revenue
The following tables disaggregate the Company’s non-regulated revenue by source for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Operating and maintenance revenue	$13,818	$12,499	$12,860
Other non-regulated revenue	4,400	3,506	5,774
Non-regulated revenue from contracts with customers	18,218	16,005	18,634
Lease revenue	2,410	2,504	2,642
Total non-regulated revenue	$20,628	$18,509	$21,276
Operating and maintenance services are provided for non-regulated water and wastewater systems owned by private companies and municipalities. The Company negotiates formal agreements with the customers under which they provide operating, maintenance and customer billing services related to the customers’ water systems. The formal agreements outline the fee schedule for the services provided. The agreements typically call for a fee-per-service or a flat-rate amount per month.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
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
Maturities of lease payments to be received are as follows:

Year Ending December 31,	Operating Leases
2025	$2,821
2026	1,498
2027	588
2028	192
2029	—
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
The Company reviews its allowance for credit losses using a quantitative assessment, which includes a trend analysis of customer billings and collections, agings by customer class, and unemployment rates. The Company also uses a qualitative assessment, which considers the future collectability on customer outstanding balances, management’s estimate of the cash recovery, and a general assessment of the economic conditions in the locations the Company serves. Based on these assessments, the Company adjusts its allowance for credit losses. The Company has also taken into account $82.0 million of funds that the Company received in April of 2024 from the Extended Program for eligible customers in California of which $57.5 million was applied to eligible past due customer balances during the second quarter of 2024. The remaining balance was returned to the State Water Resources Control Board (Water Board) in the third quarter of 2024 as required by the Extended

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Program terms. The Extended Program was created by the California Legislature and is administered by the Water Board to provide relief to community water and wastewater systems for unpaid bills – arrearages – related to the COVID-19 pandemic. Based on the above assessments, the Company determines its allowance for credit losses.
The following table presents the activity in the allowance for credit losses for the periods ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Beginning Balance	$2,854	$5,629	$3,743
Provision for credit loss expense	5,890	2,480	5,887
Write-offs	(5,054)	(5,795)	(4,380)
Recoveries	438	540	379
Total ending allowance balance	$4,128	$2,854	$5,629
Other Receivables
As of December 31, 2024 and 2023, other receivables were:

	2024	2023
Accounts receivables from developers	$5,255	$6,391
Income tax receivables	15,984	1,378
Other	12,737	8,662
Total other receivables	$33,976	$16,431
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
The following table represents depreciable plant and equipment as of December 31:

	2024	2023
Equipment	$1,039,109	$976,704
Office buildings and other structures	382,032	354,628
Transmission and distribution plant	3,556,076	3,226,632
Total	$4,977,217	$4,557,964
Depreciation of utility plant is computed on a straight-line basis over the assets’ estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office Buildings and other structures	50 years
The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.81% in 2024, 2.81% in 2023, and 2.90% in 2022.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Allowance for Funds Used During Construction (AFUDC)
AFUDC represents the capitalized cost of funds used to finance the construction of the utility plant. In general, AFUDC is applied to Cal Water construction projects requiring more than one month to complete. No AFUDC is applied to projects funded by customer advances for construction, contributions in aid of construction, or state-revolving fund loans. AFUDC includes the cost of the authorized return on equity and long-term debt, and is recovered through water rates as the utility plant is depreciated.
The amount of AFUDC related to equity funds and to borrowed funds for 2024, 2023, and 2022 are shown in the table below:

	2024	2023	2022
Allowance for equity funds used during construction	$6,902	$5,551	$4,127
Allowance for borrowed funds used during construction	3,148	2,990	2,344
Total	$10,050	$8,541	$6,471
Asset Retirement Obligation
The Company has a legal obligation to retire wells in accordance with Water Board regulations. In addition, upon decommission of a wastewater plant or lift station, certain wastewater infrastructure would need to be retired in accordance with Water Board regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or waste water infrastructure is placed into service. As of December 31, 2024 and 2023, the retirement obligation is estimated to be $42.5 million and $39.0 million, respectively. The retirement obligation is recorded as part of “Other long-term liabilities” within the Consolidated Balance Sheets. Changes in the retirement obligation only impact the Consolidated Balance Sheets as the Company recognizes a regulatory asset or liability for the timing differences between the recognition of expenses and costs recovered through the ratemaking process.
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2024 and 2023:

	2024	2023
Obligation at beginning of the year	$39,035	$36,692
Additional liabilities incurred	2,049	262
Liabilities settled	(892)	(128)
Accretion	2,278	2,209
Obligation at the end of the year	$42,470	$39,035
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. In 2024 and 2023, restricted cash included $0.4 million of proceeds collected through a surcharge on certain customers’ bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. In 2024 and 2023, restricted cash also included $43.8 million of committed cash in Texas Water for a pipeline project (see Note 15).

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that total to the amounts shown on the Consolidated Statements of Cash Flows as of December 31:

	2024	2023
Cash and cash equivalents	$50,121	$39,591
Restricted cash	45,566	45,375
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$95,687	$84,966
Regulatory Assets and Liabilities
Because the Company operates almost exclusively in a regulated business, the Company is subject to the accounting standards for regulated utilities. The Commissions in the states in which the Company operates establish rates that are designed to permit the recovery of the cost of service and a return on investment. The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. In general, the Company does not earn a return on regulatory assets if the related costs do not accrue interest. Accordingly, the Company earns a return only on its regulatory assets for MWRAM, net WRAM and MCBA, and IRMA receivables. In addition, the Company records regulatory liabilities when it is probable the Commissions will require a refund to be made to the Company’s customers over future periods.
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
See Note 4 - “Regulatory Assets and Liabilities” for details of the Company’s regulatory assets and liabilities.
Impairment of Long-Lived Assets, Intangibles and Goodwill
The Company’s long-lived assets include transmission and distribution plant, equipment, land, buildings, and intangible assets. Long-lived assets, other than land, are depreciated or amortized over their estimated useful lives, and are reviewed for impairment whenever changes in circumstances indicate the carrying value of the assets may not be recoverable. Such circumstances would include items such as a significant decrease in the market value of a long-lived asset, a significant adverse change in the manner in which the asset is being used or is planned to be used or in its physical condition, or a history of operating or cash flow losses associated with the uses of the asset. In addition, changes in the expected useful life of these long-lived assets may also be an impairment indicator. When such events or changes occur, the Company estimates the fair value of the asset from future cash flows expected to result from the use and, if applicable, the eventual disposition of the assets, and compares that to the carrying value of the asset. If the carrying value is greater than the fair value, then an impairment loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value. The key variables that must be estimated include assumptions regarding sales volume, rates, operating costs, labor and other benefit costs, capital additions, assumed discount rates and other economic factors. These variables require significant management judgment and include inherent uncertainties since they are forecasting future events. A variation in the assumptions used could lead to a different conclusion regarding the realizability of an asset and, thus could have a significant effect on the consolidated financial statements.
Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but instead is reviewed annually in the fourth quarter for impairment or more frequently if impairment indicators arise. The impairment test is performed at the reporting unit level using fair-value based approach in which the fair value of the reporting unit is compared to the reporting unit’s carrying value. If the fair value of the reporting unit is less than its carrying amount, then an impairment loss is recognized equal to the difference. The Company recorded no goodwill impairments in 2024, 2023, and 2022.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Long-Term Debt Premium, Discount and Expense
The premiums, discounts, and issuance expenses on long-term debt are amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction with the early redemption. Amortization expense included in interest expense was $0.2 million, $0.3 million and $0.4 million in 2024, 2023 and 2022, respectively.
Advances for Construction
Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $202.6 million and $199.4 million, at December 31, 2024 and 2023, respectively, will be refunded primarily over a 40-year period from the date the advance was received in equal annual amounts.
Estimated refunds of advances are shown in the table below.

Year Ending December 31,	Refunds of Advances
2025	$9,966
2026	9,564
2027	9,286
2028	9,077
2029	8,842
Thereafter	155,879
Total refunds	$202,614
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
With the enactment of the Tax Cuts and Jobs Act (TCJA), contributions in aid of construction received from developers after December 22, 2017 became fully taxable for federal income tax purposes. On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law, which reverses the TCJA treatment of CIAC. Effective January 1, 2021, only the service portion of CIAC is taxable for federal income tax purpose.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The accounting standards for accounting for uncertainty in income taxes allows the inclusion of interest and penalties related to uncertain tax positions as a component of income taxes (see Note 10 - Income Taxes).
Workers’ Compensation
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

	2024	2023	2022
	(In thousands, except per share data)
Net income	$190,085	$51,376	$95,263
Net loss attributable to noncontrolling interest	(722)	(535)	(748)
Net income attributable to California Water Service Group	$190,807	$51,911	$96,011
Weighted average common shares, basic	58,612	56,952	54,320
Weighted average common shares, diluted	58,647	56,983	54,363
Earnings per share—basic	$3.26	$0.91	$1.77
Earnings per share—diluted	$3.25	$0.91	$1.77
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is the vesting period.
New Accounting Standards
In November 2023, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The guidance requires retrospective presentation of all prior periods presented in the financial statements. The Company adopted the standard retrospectively on January 1, 2024. See Note 16 - “Segment Information” for expanded disclosures required by this ASU.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The guidance is applied prospectively with the option of retrospective application for each period presented. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures and does not expect to adopt early.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disaggregation of certain Consolidated Statement of Operations’ expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted. The guidance is applied prospectively with the option of retrospective application for each period presented. The Company is evaluating the requirements of the guidance to determine the impact on the Company’s financial statement disclosures upon adoption.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated

NOTE 3. OTHER INCOME AND EXPENSES
The Company conducts various non-regulated activities as reflected in the table below:

	2024		2023		2022
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Operating and maintenance	$13,818	$12,289	$12,499	$10,786	$12,860	$11,959
Leases	2,410	38	2,504	26	2,642	46
Design and construction	715	503	652	536	416	328
Meter reading and billing	48	—	198	2	534	123
Interest income	1,260	—	303	—	177	—
Loss (gain) from non-qualified benefit plan investments	—	(3,578)	—	(4,919)	—	7,161
Other non-regulated income and expenses	2,377	4,949	2,353	5,376	4,647	5,204
Total	$20,628	$14,201	$18,509	$11,807	$21,276	$24,821
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated

NOTE 4. REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities were comprised of the following as of December 31:

	Recovery Period	2024	2023
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	$178,279	$158,486
IRMA long-term accounts receivable	Various	46,278	3,430
Asset retirement obligations, net	Indefinite	28,883	26,686
Other accrued benefits	Indefinite	25,439	25,363
Tank coating	Various	21,477	19,602
MWRAM long-term regulatory asset	1-2 years	16,353	—
Customer assistance program (CAP) and Rate support fund (RSF) accounts receivable	1 year	9,910	2,459
General district balancing account receivable	Various	9,393	390
Incremental cost balancing accounts (ICBA)	1 year	8,251	—
Net WRAM and MCBA long-term accounts receivable	Various	3,633	10,738
Recoverable property losses	Various	2,633	3,121
PCBA	Various	—	4,182
Other regulatory assets	Various	6,877	3,164
Total Regulatory Assets		$357,406	$257,621
Regulatory Liabilities
Cost of removal		$483,108	$447,356
Pension and retiree group health		174,708	88,728
Future tax benefits due to customers		106,184	118,051
Other components of net periodic benefit cost		18,287	10,348
PCBA		14,143	8,972
ICBA		6,003	—
HCBA		3,630	3,242
CEBA		3,294	1,200
Net WRAM and MCBA long-term payable		3,064	2,071
RSF regulatory liability		—	2,116
Other regulatory liabilities		2,130	1,633
Total Regulatory Liabilities		$814,551	$683,717
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
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 4. REGULATORY ASSETS AND LIABILITIES (Continued)

Other accrued benefits are accrued benefits for vacation, self-insured workers’ compensation, and directors’ retirement benefits.
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
The CEBA regulatory liability is for incurred conservation costs that were below the cost recovery in rates and is refundable to customers.
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets as of December 31, 2024 and 2023 were $55.9 million and $64.2 million, respectively. The short-term regulatory assets, as of December 31, 2024 primarily consisted of IRMA and MWRAM receivables. As of December 31, 2023, the short-term regulatory assets primarily consisted of net WRAM and MCBA, and PCBA receivables.
The short-term portion of regulatory liabilities as of December 31, 2024 and 2023 were $22.6 million and $21.5 million, respectively. The short-term regulatory liabilities as of December 31, 2024 primarily consisted of TCJA regulatory liabilities, ICBA regulatory liabilities, and IRMA regulatory liabilities. As of December 31, 2023, the short-term regulatory liabilities primarily consisted of TCJA regulatory liabilities and HCBA liabilities.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated

NOTE 5. INTANGIBLE ASSETS AND GOODWILL
Intangible assets
As of December 31, 2024 and 2023, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2024			2023
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$2,296	$142	$2,154	$1,084	$137	$947
Water planning studies	13	22,534	11,015	11,519	19,470	10,214	9,256
Leasehold improvements and other	18	5,104	1,952	3,152	5,128	1,837	3,291
Total		$29,934	$13,109	$16,825	$25,682	$12,188	$13,494
Unamortized intangible assets:
Perpetual water rights and other		$7,278	$—	$7,278	$7,239	$—	$7,239
Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.
For the year ended December 31, 2024, 2023, and 2022 amortization of intangible assets was $2.1 million, $1.5 million, and $1.5 million, respectively.
Estimated future amortization expense related to intangible assets are shown in the table below:

Year Ending December 31,	Estimated Future Amortization Expense Related to Intangible Assets
2025	$2,124
2026	1,792
2027	1,553
2028	1,464
2029	1,274
Thereafter	8,618
Total	$16,825
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Beginning balance	$37,039	$36,814
Acquisitions	24	225
Total ending goodwill balance	$37,063	$37,039

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated

NOTE 6. EQUITY
As of December 31, 2024 and 2023, common stock issued and outstanding were 59,484,145 and 57,723,738 shares, respectively.
Effective January 1, 2019, the Company implemented an Employee Stock Purchase Plan (ESPP). Under the ESPP, qualified employees are permitted to purchase the Company’s common stock at 90% of the market value of the common stock on the specified stock purchase date. The ESPP is deemed compensatory and compensation costs will be accounted for under ASC 718, Stock Compensation. Employees’ payroll deductions for common stock purchases may not exceed 10% of their salaries. Employees may purchase up to 2,000 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25,000, as calculated pursuant to the ESPP. The Company recorded expense of $0.3 million, $0.3 million, and $0.2 million for 2024, 2023, and 2022, respectively. The Company issued 56,825, 50,319, and 40,095 shares of common stock related to the ESPP in 2024, 2023, and 2022, respectively.
On April 29, 2022, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the following three years. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. In 2024, the Company sold 1,638,977 shares of common stock through its at-the-market equity program and raised proceeds of $86.5 million, net of $0.9 million in commissions paid under the equity distribution agreement. In 2023, the Company sold 2,025,891 shares of common stock through its at-the-market equity program and raised proceeds of $112.7 million, net of $1.1 million in commissions paid. The Company also incurred $0.3 million and $0.2 million of equity issuance costs in 2024 and 2023, respectively.
NOTE 7. SHORT-TERM BORROWINGS
On March 31, 2023, the Company and Cal Water entered into syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $600.0 million for a term of five years. The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company’s revolving credit facility (the Company facility). Cal Water may borrow up to $400.0 million under its revolving credit facility (the Cal Water facility). Additionally, the credit facilities may be increased by up to an incremental $150.0 million under the Cal Water facility and $50.0 million under the Company facility, subject in each case to certain conditions. At the Company’s or Cal Water’s option, as applicable, borrowings under the Company and Cal Water facilities, as applicable, will bear interest annually at a rate equal to (i) the base rate, plus an applicable margin of 0.00% to 0.25%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio, or (ii) Term SOFR, plus an applicable margin of 0.80% to 1.25%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of December 31, 2024, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.
As of December 31, 2024 and 2023, the outstanding borrowings on the Company lines of credit were $40.0 million and $50.0 million, respectively. Outstanding borrowings on the Cal Water lines of credit as of December 31, 2024 were $165.0 million and $130.0 million as of December 31, 2023. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during 2024 was 6.27% compared to 6.09% for the same period during the prior year.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated

NOTE 8. LONG-TERM DEBT
As of December 31, 2024 and 2023, long-term debt outstanding was:

	Series	Interest Rate	Maturity Date	2024	2023
First Mortgage Bonds	ZZZ	2.87%	2051	$130,000	$130,000
	1	3.02%	2061	150,000	150,000
	2	5.22%	2054	125,000	—
	YYY	4.17%	2059	200,000	200,000
	WWW	4.07%	2049	100,000	100,000
	VVV	3.40%	2029	100,000	100,000
	TTT	4.61%	2056	10,000	10,000
	SSS	4.41%	2046	40,000	40,000
	QQQ	3.33%	2025	50,000	50,000
	RRR	4.31%	2045	50,000	50,000
	PPP	5.50%	2040	100,000	100,000
	AAA	7.28%	2025	20,000	20,000
	BBB	6.77%	2028	20,000	20,000
	CCC	8.15%	2030	20,000	20,000
	DDD	7.13%	2031	20,000	20,000
	EEE	7.11%	2032	20,000	20,000
	OOO	6.02%	2031	20,000	20,000
Total First Mortgage Bonds				1,175,000	1,050,000
California Department of Water Resources Loans		1.30% - 1.69%	2027 - 2039	3,872	4,195
Other long-term debt				2,933	4,102
Unamortized debt issuance costs				(4,812)	(4,857)
Total long-term debt, net of unamortized debt issuance costs				1,176,993	1,053,440
Less current maturities of long-term debt, net				72,422	672
Long-term debt, net				$1,104,571	$1,052,768

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 8. LONG-TERM DEBT (Continued)
Maturities of long-term debt as of December 31, 2024 are as follows:

Year Ending December 31,	Long-term debt*
2025	$70,354
2026	357
2027	333
2028	20,318
2029	100,297
Thereafter	987,360
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
On October 4, 2011, Cal Water entered into a finance lease arrangement with the City of Hawthorne to operate the City’s water system for a 15-year period. The $1.6 million and $2.4 million finance lease liability as of December 31, 2024 and 2023, respectively, is included in other long-term debt and current maturities set forth above.
NOTE 9. OTHER ACCRUED LIABILITIES
As of December 31, 2024 and 2023, other accrued liabilities were:

	2024	2023
Accrued and deferred compensation	$24,328	$22,512
Unearned revenue and customer deposits	12,517	13,488
Accrued benefits and workers’ compensation claims	7,665	8,276
Uninsured loss reserve	2,405	5,954
Due to contracts and agencies	3,447	2,992
Current portion of operating lease	1,218	962
Other	4,691	5,422
Total other accrued liabilities	$56,271	$59,606

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 10. INCOME TAXES
Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2024
Current	$4,179	$8,630	$12,809
Deferred	31,095	(1,415)	29,680
Total income tax	$35,274	$7,215	$42,489
2023
Current	$—	$3	$3
Deferred	508	(7,292)	(6,784)
Total income tax	$508	$(7,289)	$(6,781)
2022
Current	$1,857	$3	$1,860
Deferred	4,726	(211)	4,515
Total income tax	$6,583	$(208)	$6,375
The Company’s December 31, 2024, 2023, and 2022 qualified tax repairs and maintenance deductions totaled $193.5 million, $169.7 million, and $128.0 million, respectively.
At December 31, 2024, the Company had U.S. federal and U.S. state tax net operating loss carry-forwards of approximately $30.5 million and $187.8 million respectively. The U.S. federal and U.S. state net operating loss carry-forwards will both expire at various dates beginning in tax year 2028.
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this new law temporarily disallows the use of state net operating losses for years beginning in 2024 through 2026.
The difference between the recorded and the statutory income tax expense is reconciled in the table below:

	2024	2023	2022
Statutory income tax	$48,840	$9,365	$21,344
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	16,234	3,718	7,383
Effect of regulatory treatment of fixed asset differences	(11,053)	(9,478)	(6,274)
Investment tax credits	(71)	(74)	(74)
AFUDC equity	(1,931)	(1,553)	(1,155)
Stock based stock compensation	962	677	455
TCJA refund	(11,508)	(11,618)	(13,919)
Other	1,016	2,182	(1,385)
Total income tax	$42,489	$(6,781)	$6,375
The effect of regulatory treatment of fixed asset differences includes estimated repair and maintenance deductions and asset related flow through items.
On December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the TCJA. Among other provisions, the TCJA reduces the federal income tax rate from 35 percent to 21 percent beginning on January 1,

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 10. INCOME TAXES (Continued)
2018 and eliminated bonus depreciation for utilities. The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate.
As of December 31, 2024, the TCJA tax liability was $76.5 million. The Company continues working with state regulators to finalize the TCJA tax liability to confirm compliance with the federal normalization rules.
The deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023, are presented in the following table:

	2024	2023
Deferred tax assets:
Developer deposits for contributions in aid of construction	$34,353	$33,244
Net operating loss carry-forward and tax credits	14,183	29,406
Pension liability	18,993	16,896
Income tax regulatory liability	13,893	18,364
Operating leases liabilities	3,778	3,796
Other	2,019	3,614
Total deferred tax assets	87,219	105,320
Deferred tax liabilities:
Property related basis and depreciation differences	482,124	437,224
WRAM/MCBA and interim rates balancing accounts	—	4,875
Operating lease-right to use asset	3,722	3,746
Other	12,456	12,237
Total deferred tax liabilities	498,302	458,082
Net deferred tax liabilities	$411,083	$352,762
Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.
The following table reconciles the changes in unrecognized tax benefits for the periods ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Balance at beginning of year	$16,291	$13,606	$15,850
Additions for tax positions taken during current year	3,019	2,685	1,955
Lapse of statute of limitations	—	—	(4,199)
Balance at end of year	$19,310	$16,291	$13,606
The Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2024, was $5.6 million, with the remaining balance representing the potential deferral of taxes to later years.
The Company’s federal income tax years subject to an examination are from 2017 to 2024 and the state income tax years subject to an examination are from 2013 to 2024.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS
Savings Plan
The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 50% of pre-tax compensation. Effective January 1, 2010, the Company matches 75 cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of eligible earnings. Company contributions were $8.5 million, $8.2 million, and $7.1 million for the years 2024, 2023, and 2022, respectively.
Pension Plans
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan were $524.0 million and $534.7 million as of December 31, 2024 and 2023, respectively. The fair value of pension plan assets was $750.0 million and $716.3 million as of December 31, 2024 and 2023, respectively.
The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan (SERP). The unfunded SERP accumulated benefit obligations were $71.9 million and $74.1 million as of December 31, 2024 and 2023, respectively. Benefit payments under the SERP are paid currently. As a non-qualified plan, the SERP has no plan assets, however, the Company has a Rabbi trust designated to provide funding for SERP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $73.1 million and $66.7 million at December 31, 2024 and 2023, respectively, and is included in other noncurrent assets on the Consolidated Balance Sheets.
Expected payments to be made for the pension and SERP plans are shown in the table below:

Year Ending December 31,	Pension	SERP	Total
2025	$22,139	$3,136	$25,275
2026	23,923	3,409	27,332
2027	25,731	3,707	29,438
2028	27,667	4,083	31,750
2029	29,565	4,434	33,999
2030-2034	178,009	27,421	205,430
Total payments	$307,034	$46,190	$353,224
The expected benefit payments are based upon the same assumptions used to measure the Company’s benefit obligation at December 31, 2024, and include estimated future employee service.
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
The Company records the costs of postretirement benefits other than pensions (PBOP) during the employees’ years of active service. In 2024 and 2022, the Company recorded postretirement benefit expense of $0.6 million and $0.1 million, respectively. In 2023, postretirement benefit income of $2.9 million was recorded.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, are shown in the table below.

Year Ending December 31,	Expected Benefit Payments Before Medicare Part D Subsidy	Effect of Medicare Part D Subsidy on Expected Benefit Payments	Expected Benefit Payments Net of Medicare Part D Subsidy
2025	$4,833	$(262)	$4,571
2026	5,229	(292)	4,937
2027	5,687	(322)	5,365
2028	6,166	(357)	5,809
2029	6,545	(394)	6,151
2030-2034	40,376	(2,485)	37,891
Total payments	$68,836	$(4,112)	$64,724
Benefit Plan Assets
The Company actively manages pension and PBOP trust (Plan) assets. The Company’s investment objectives are:
•Maximize the return on the assets, commensurate with the risk that the Company deems appropriate to meet the obligations of the Plan, minimize the volatility of the pension expense, and account for contingencies;
•Generate a rate of return for the total portfolio that equals or exceeds the actuarial investment rate assumption.
Additionally, the rate of return of the total fund is measured periodically against an index comprised of 60% MSCI AC World Investable Market Index and 40% Custom Fixed Income Benchmark that is a mix of U.S. Government and Corporate Bonds (50% Bloomberg Long Corporate/10% Long Treasury Index, 25% Bloomberg U.S. Government Long Term Bond Index, and 25% Bloomberg U.S. Treasury STRIPs 20+ Year Index). The index is consistent with the Company’s rate of return objective and indicates the Company’s long-term asset allocation objective.
The Company applies a risk management framework for managing the risks associated with employee benefit plan trust assets. The guiding principles of this risk management framework are the clear articulation of roles and responsibilities, appropriate delegation of authority, and proper accountability and documentation. Trust investment policies and investment manager guidelines include provisions to ensure prudent diversification, manage risk through appropriate use of physical direct asset holdings and derivative securities, and identify permitted and prohibited investments. The Company retains an investment manager to be the Company’s Outsourced Chief Investment Officer (OCIO) and the OCIO was required to make investment decisions for Plan assets within the parameters of the Company’s investment policies and guidelines.
The Company’s target asset allocation percentages for major categories of the Plan assets are reflected in the table below:

	Minimum Exposure	Target	Maximum Exposure
Fixed Income	35%	40%	45%
Domestic Equity	35%	40%	45%
Emerging markets	3%	6%	9%
Non-U.S. Equities	11%	14%	17%
The fixed income category includes money market funds, short-term bond funds, and cash. The majority of fixed income investments range in maturities from less than 1 to 5 years.
The Company’s target allocation percentages for the PBOP trust is similar to the pension plan.
The Company uses the following criteria to select investment funds:
•Fund past performance;

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
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
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The following tables present the fair value of plan assets by major asset category at December 31, 2024 and 2023:

	December 31, 2024
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$288	$—	$—	$288	$21,769	$—	$—	$21,769
Domestic Equity	—	—	—	—	7,039	—	—	7,039
Non U.S. Equities	—	—	—	—	7,390	—	—	7,390
Emerging markets	—	—	—	—	3,151	—	—	3,151
Assets measured at net asset value (NAV)	—	—	—	749,759	—	—	—	135,005
Total Plan Assets	$288	$—	$—	$750,047	$39,349	$—	$—	$174,354

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)

	December 31, 2023
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$407	$—	$—	$407	$21,891	$—	$—	$21,891
Domestic Equity	—	—	—	—	6,437	—	—	6,437
Non U.S. Equities	—	—	—	—	7,268	—	—	7,268
Emerging markets	—	—	—	—	3,090	—	—	3,090
Assets measured at NAV	—	—	—	715,866	—	—	—	124,681
Total Plan Assets	$407	$—	$—	$716,273	$38,686	$—	$—	$163,367
The pension benefits fixed income category includes $0.3 million and $0.4 million of money market fund investments as of December 31, 2024 and 2023, respectively. The other benefits fixed income category includes $0.5 million and $0.3 million of money market fund investments as of December 31, 2024 and 2023, respectively.
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
Changes in Plan Assets, Benefits Obligations, and Funded Status
The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2024 and 2023:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Change in projected benefit obligation:
Beginning of year	$710,769	$685,254	$134,733	$101,752
Service cost	23,421	22,159	6,048	4,489
Interest cost	36,244	34,190	6,900	5,219
Actuarial (gain) loss	(54,744)	(8,532)	(17,131)	27,208
Benefits paid, net of retiree premiums	(23,599)	(22,302)	(2,281)	(3,935)
End of year	$692,091	$710,769	$128,269	$134,733
Change in plan assets:
Fair value of plan assets at beginning of year	$716,273	$637,330	$163,367	$144,686
Actual return on plan assets	53,687	95,280	13,269	22,133
Employer contributions	3,686	5,965	—	189
Retiree contributions and Medicare part D subsidies	—	—	2,446	2,449
Benefits paid	(23,599)	(22,302)	(4,906)	(6,557)
Other adjustments	—	—	178	467
Fair value of plan assets at end of year	$750,047	$716,273	$174,354	$163,367

Funded status (1)	$57,956	$5,504	$46,085	$28,634
Unrecognized actuarial gain	(123,431)	(66,073)	(44,685)	(26,764)
Unrecognized prior service cost	2,154	2,680	1,273	1,428
Net amount recognized	$(63,321)	$(57,889)	$2,673	$3,298
_______________________________________________________________________________

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)

1.The short-term portion of the pension benefits was $3.1 million as of December 31, 2024 and $2.8 million as of December 31, 2023 and was recorded as part of other accrued liabilities on the Company’s Consolidated Balance Sheets.
Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Noncurrent assets (1)	$142,607	$91,051	$46,085	$28,634
Accrued benefit costs	—	—	(1)	(1)
Accrued benefit liability (2)	(84,651)	(85,547)	—	—
Regulatory liabilities (3)	(131,297)	(63,393)	(43,411)	(25,335)
Accumulated other comprehensive loss (4)	10,020	—	—	—
Net amount recognized	$(63,321)	$(57,889)	$2,673	$3,298
_______________________________________________________________________________
1.Noncurrent assets represent the overfunded status of the employee pension plan and PBOP plan in 2024 and 2023. The amounts are included in other noncurrent assets on the Consolidated Balance Sheets.
2.Accrued benefit liability represents the underfunded status of the SERP plan in 2024 and 2023. The amounts are included in pension on the Consolidated Balance Sheets.
3.Changes in the funded status of the plans that would be recorded in accumulated other comprehensive income for an unregulated entity are recorded as regulatory assets and liabilities as the Company believes it is probable that an amount equal to the regulatory asset or liability will be collected or refunded through the setting of future rates.
4.As a result of Cal Water’s 2021 GRC decision that was issued in March of 2024, SERP expenses were disallowed to be recovered from Cal Water’s customers. At this time, the Company believes it is not probable that SERP costs will be recovered in rates for the three-year period in which the 2021 GRC is in effect. As a result, the Company has reclassified its SERP regulatory asset for Cal Water to accumulated other comprehensive loss in accordance with generally accepted accounting principles.
Valuation Assumptions
Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Weighted average assumptions as of December 31:
Discount rate - employee pension plan	5.89%	5.25%	—	—
Discount rate - SERP	5.82%	5.19%	—	—
Discount rate - other benefits	—	—	5.88%	5.25%
Long-term rate of return on plan assets	7.59%	7.56%	7.43%	7.41%
Rate of compensation increases - employee pension plan	4.25%	4.25%	—	—
Rate of compensation increases - SERP	5.00%	5.00%	—	—
Cost of living adjustment	2.20%	2.23%	—	—
The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.20% long-term inflation rate. For the pension plans and other benefits, the assumed long-term rate of return was 8.31% for domestic equities and 9.08% for foreign equities. Returns on fixed income investments were

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
projected based on investment maturities and credit spreads added to a 2.20% long-term inflation rate. For the pension and other benefit plans, the assumed long-term rate of return was 5.42% and 5.10%, respectively, for fixed income investments. The Company is using a long-term rate of return of 7.59% for the pension plan and 7.43% for the other benefit plan.
Components of Net Periodic Benefit Cost
Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2024 and 2023, included the following components:

	Pension Plan			Other Benefits
	2024	2023	2022	2024	2023	2022
Service cost	$23,421	$22,159	$34,847	$6,048	$4,489	$6,830
Interest cost	36,244	34,190	25,596	6,900	5,219	4,009
Expected return on plan assets	(52,941)	(53,684)	(45,228)	(11,949)	(10,543)	(9,927)
Net amortization and deferral	2,394	(3,043)	5,781	(375)	(2,019)	(824)
Net periodic (income) cost	$9,118	$(378)	$20,996	$624	$(2,854)	$88
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
Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Weighted average assumptions as of December 31:
Discount rate - employee pension plan	5.25%	5.27%	—	—
Discount rate - SERP	5.19%	5.24%	—	—
Discount rate - other benefits	—	—	5.25%	5.27%
Long-term rate of return on plan assets	7.56%	7.50%	7.41%	7.36%
Rate of compensation increases - employee pension plan	4.25%	4.28%	—	—
Rate of compensation increases - SERP	5.00%	5.00%	—	—
Cost of living adjustment	2.23%	2.25%	—	—
The health care cost trend rate assumption has a significant effect on the amounts reported. For 2024 measurement purposes, the Company assumed a 7.0% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 6.8% by 2025, then gradually grading down to 4.0% by 2062.
The Company intends to make annual contributions that meet the funding requirements of ERISA. The Company estimates in 2025 that the annual contribution to the pension plans will be $5.2 million and no annual contribution to the other postretirement plan.
NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
In Cal Water’s 2021 GRC decision that was issued in March of 2024, supplemental executive retirement plan (SERP) expenses were not approved to be recovered from customers for the years 2023, 2024 and 2025. Without regulatory recovery, Cal Water no longer meets the regulatory asset recognition criteria to record the unrecognized prior service costs and actuarial gain and loss amounts related to the SERP as a regulatory asset. Beginning in 2024, the Company has applied compensation recognition guidance and recorded the unrecognized prior service costs and actuarial gains and losses to other comprehensive loss.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)
The table below presents changes in Accumulated Other Comprehensive Loss (AOCL), net of tax, by component:

	2024	2023
Beginning balance	$—	$—
Other comprehensive loss before reclassifications	(8,392)	—
Amounts reclassified from AOCL	1,175	—
Ending balance	$(7,217)	$—
The table below presents amounts reclassified out of AOCL by component and the Consolidated Statements of Operations location of those amounts reclassified as of December 31, 2024 and 2023.

	Amounts Reclassified from AOCL
	2024	2023
Amortization of defined benefit pension items (1)
Prior service cost	$(81)	$—
Net actuarial loss	1,712	—
Total before tax	1,631	—
Tax benefit (2)	(456)	—
Total reclassification for the period, net of tax	$1,175	$—
(1) Amortization of these items is included in other components of net periodic benefit cost in other income and expenses on the Consolidated Statements of Operations.
(2) The tax benefit is included within income tax expense on the Consolidated Statements of Operations.
NOTE 13. STOCK-BASED COMPENSATION
The Company’s 2024 Equity Incentive Plan (2024 Plan) was adopted by the Board of Directors and approved by stockholders on May 29, 2024. The Company reserved 1,600,000 shares of common stock for awards the Company is authorized to issue pursuant to the 2024 Plan. In addition, the Company has 158,950 shares available for issuance from the legacy equity incentive plan.
In 2024, the Company granted RSAs to Officers and members of the Board of Directors (Directors). Generally, an RSA represents the right to receive a share of the Company’s common stock and is valued based on the fair market value of the Company’s common stock at the date of grant. The 2024 RSAs granted to Officers vest over 33 months with the first 9 months cliff vesting. RSAs granted to the Directors in 2024 vest at the end of 9 months. The 2024 RSAs are recognized as expense evenly over 33 months for the shares granted to Officers and 9 months for the shares granted to the Directors. As of December 31, 2024, there was approximately $2.1 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.3 years.
A summary of the status of the outstanding RSAs as of December 31, 2024 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2024	53,303	$55.48
Granted	58,556	$49.62
Vested	(40,879)	$55.44
Forfeited	(631)	$55.62
RSAs at December 31, 2024	70,349	$50.63
In 2024, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. Generally, an RSU represents the right to receive a share of the Company’s common stock, cash or a combination of both. The 2024 RSU awards

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 13. STOCK-BASED COMPENSATION (Continued)
may be earned upon the completion of a 33 months performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company’s business plan covering the performance period. The performance objectives include achieving the budgeted return on equity, growth in stockholders’ equity, and application submission targets of grant funding. Depending on the results achieved during the 33 months performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target RSUs granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 33 months performance period using a fair market value of the Company’s common stock at the date of grant and an estimated number of RSUs earned during the performance period. As of December 31, 2024, there was approximately $3.6 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.5 years.
A summary of the status of the outstanding RSUs as of December 31, 2024 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2024	93,078	$55.41
Granted	66,821	$49.62
Performance share award adjustment	13,735	$53.96
Vested	(36,394)	$53.96
Forfeited	(3,574)	$55.89
RSUs at December 31, 2024	133,666	$52.75
The Company has recorded compensation costs for the RSAs and RSUs which are included in administrative and general operating expenses in the amount of $3.5 million for 2024 and $2.7 million for 2023.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Long-term debt fair values were estimated using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 0.7%.

	December 31, 2024
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,176,993	$—	$998,401	$—	$998,401

	December 31, 2023
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,053,440	$—	$965,444	$—	$965,444
NOTE 15. CONTINGENCIES AND COMMITMENTS
Contingencies
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
Groundwater Contamination
The Company has undertaken litigation against third parties to recover past and future costs related to ground-water contamination in its service areas. The cost of litigation is generally expensed as incurred and any settlement is first offset against such costs. The CPUC’s general policy requires all proceeds from contamination litigation to be used first to pay transactional expenses, then to make customers whole for water treatment costs to comply with the CPUC’s water quality standards. The CPUC allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case-by-case basis. The CPUC has authorized various memorandum accounts that allow the Company to track significant litigation costs to request recovery of these costs in future filings.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 15. CONTINGENCIES AND COMMITMENTS (Continued)
Other Legal Matters
While the probable outcome of disputes and litigation matters, including those concerning groundwater contamination, cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. The Company has recognized a liability of $2.4 million for all known legal matters as of December 31, 2024 primarily due to potable water main leaks and other work related legal matters. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case-by-case basis, dependent on the nature of the settlement.
Commitments
Water Supply Contracts
The Company has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

Water Supply Contracts*
2025	$39,650
2026	39,654
2027	39,655
2028	39,652
2029	39,652
Thereafter	486,150
_______________________________________________________________________________
*    Estimated annual contractual obligations are based on the same payment levels as 2024.
The Company has a long-term contract with Valley Water that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Valley Water was $15.2 million in 2024, $12.6 million in 2023, and $11.3 million in 2022.
The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed monthly payment. Each year, the fixed monthly payment is adjusted for changes to SEWD’s costs. The total paid under the contract was $14.3 million in 2024, $11.5 million in 2023, and $15.3 million in 2022.
On September 21, 2005, the Company entered into an agreement with Kern County Water Agency (Agency) to obtain treated water for the Company’s operations. The term of the agreement is to January 1, 2035, or until the repayment of the Agency’s bonds (described hereafter) occurs. Under the terms of the agreement, the Company is obligated to purchase approximately 20,500 acre feet of treated water per year. The Company is obligated to pay the capital facilities charge and the treated water charge regardless of whether it can use the water in its operation, and is obligated for these charges even if the Agency cannot produce an adequate amount to supply the 20,500 acre feet in the year. This agreement supersedes a prior agreement with the Agency for the supply of 11,500 acre feet of water per year.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 15. CONTINGENCIES AND COMMITMENTS (Continued)
The Company expects to use all its annual entitled water in its operations. In addition, if the Company were to pay for and receive additional amounts of water due to a default of another participating party; the Company believes it could use this additional water in its operations without incurring substantial incremental cost increases. If additional treated water is available, all parties have an option to purchase this additional treated water, subject to the Agency’s right to allocate the water among the parties.
The total obligation of all parties, excluding the Company, is approximately $82.4 million to the Agency. Based on the credit worthiness of the other participants, which are government entities, it is believed to be highly unlikely that the Company would be required to assume any other parties’ obligations under the contract due to their default.
The Company pays a capital facilities charge and charges related to treated water that together total $12.8 million annually, which equates to $624.27 dollars per acre foot. Total treated water charge for 2024 was $4.4 million. As treated water is being delivered, the Company will also be obligated for the Company’s portion of the operating costs; that portion is currently estimated to be $105.49 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $624.27 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
On August 16, 2022, BVRT Utility Holding Company (BVRT), a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). The Company has provided a limited guarantee to GBRA for the agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of December 31, 2024, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the Consolidated Balance Sheets. The Company currently expects this committed cash to be transferred to GBRA in the first half of 2025.
Leases
The Company has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. The leases generally have remaining lease terms of 1 year to 50 years, some of which include options to extend the lease for up to 25 years. The exercise of lease renewal options is at the Company’s sole discretion. Most of the Company’s lease agreements contain mutual termination options that require prior written notice by either lessee or lessor. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain leases include options to purchase the leased property. The depreciable life of the assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option that is reasonably certain of exercise. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets as the Company applied the short-term lease exception allowed by FASB guidance. Lease expense for these leases is recognized on a straight-line basis over the lease term. A subset of the Company’s leases contains variable lease payments that depend on changes in the CPI.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 15. CONTINGENCIES AND COMMITMENTS (Continued)
liability on the basis of the rate at lease commencement. Subsequent changes to the payments as a result of changes to the CPI rate are recognized in the period in which the obligation of these payments is incurred.
Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2024	As of December 31, 2023
Operating leases
Other assets: Other	$13,301	$13,387

Other accrued liabilities	$1,218	$962
Other long-term liabilities	12,285	12,605
Total operating lease liabilities	$13,503	$13,567

Finance leases
Depreciable plant and equipment	$18,761	$19,087
Accumulated depreciation and amortization	(16,102)	(14,339)
Net utility plant	$2,659	$4,748

Current maturities of long-term debt, net	$2,099	$844
Long-term debt, net	688	3,057
Total finance lease liabilities	$2,787	$3,901

Weighted average remaining lease term
Operating leases	100 months	112 months
Finance leases	17 months	29 months

Weighted average discount rate
Operating leases	3.8%	3.6%
Finance leases	5.6%	5.5%

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 15. CONTINGENCIES AND COMMITMENTS (Continued)
The components of lease expense were as follows:

	2024	2023

Operating lease cost	$2,540	$2,520

Finance lease cost:
Amortization of right-of-use assets	$1,788	$1,609
Interest on lease liabilities	181	190
Total finance lease cost	$1,969	$1,799

Short-term lease cost	$1,216	$1,442
Variable lease cost	553	549
Total lease cost	$6,278	$6,310
Supplemental cash flow information related to leases was as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,553	$2,534
Operating cash flows from finance leases	$181	$190
Financing cash flows from finance leases	$1,120	$1,400
Non-cash activities: right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,881	$558
Finance leases	$—	$(61)
Maturities of lease liabilities as of December 31, 2024 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2025	$2,485	$2,233
2026	2,266	705
2027	2,033	—
2028	1,604	—
2029	1,528	—
Thereafter	5,490	—
Total lease payments	15,406	2,938
Less imputed interest	(1,903)	(151)
Total	$13,503	$2,787

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2024, 2023, and 2022
Dollar amounts in thousands unless otherwise stated
NOTE 16. SEGMENT INFORMATION
The Company principally provides water and water-related utility services in California, Washington, New Mexico, Hawaii, and Texas. The Company’s operating segments were aggregated into one reportable segment as the operating segments provide similar services and operate in similar regulatory environments. The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker (CODM) to analyze financial performance, make decisions, and allocate resources.
The Company’s CODM is the Chairman, President and Chief Executive Officer. The CODM assesses performance of the segment and decides how to allocate resources on a consolidated basis based on consolidated net income. The CODM uses consolidated net income to evaluate income generated from the segment in making operating, capital, and business decisions.
The CODM is regularly provided with only the consolidated operating expenses at the same level of detail as noted on the face of the Consolidated Statements of Operations. Total assets are also provided as noted on the face of the Consolidated Balance Sheets.
No single customer comprised 10% or more of the Company’s consolidated operating revenue from billings in 2024, 2023, or 2022. In addition, the receivables balance attributable to any single customer did not comprise 10% or more of the Company’s total customer accounts receivables as of December 31, 2024 or December 31, 2023.

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
In designing and evaluating the disclosure controls and procedures, management, including the Chief Executive Officer and Chief Financial Officer, recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Accordingly, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving these objectives.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013)”. Management has concluded that, as of December 31, 2024 our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which is included in Item 8 and incorporated herein.
Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
(b) Trading Plans
During the last fiscal quarter, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined under SEC rules).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item as to directors of the Company and the Company’s Audit Committee is contained in the sections captioned “Board Structure and Independence,” “Proposal No. 1—Election of Directors,” “Transactions Involving Stock—Insider Trading Policy” and, as applicable, “Delinquent Section 16(a) Reports” of the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on or about May 28, 2025 (the “2025 Proxy Statement”), and is incorporated herein by reference.
Information required by this Item regarding executive officers is included in a separate section captioned “Information About Our Executive Officers” contained in Part I of this annual report.

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
Item 11.    Executive Compensation.
The information required by this Item is contained under the captions “Compensation Discussion and Analysis,” “Report of the Organization and Compensation Committee of the Board on Executive Compensation,” and “Organization and Compensation Committee Interlocks and Insider Participation” of the 2025 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned “Stock Ownership of Management and Certain Beneficial Owners” of the 2025 Proxy Statement and is incorporated herein by reference.
The following table represents securities authorized to be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by security holders	133,666	$52.75	2,861,972
Equity compensation plans not approved by security holders	—	—	—
Total	133,666	$52.75	2,861,972
1.Represents restricted stock units, which have no exercise price and are not included in the weighted-average exercise price of outstanding rights.
2.Includes issuable shares from the Company’s Equity Incentive Plan and employee stock purchase plan.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is contained in the sections captioned “Certain Related Persons Transactions” and “Board Structure” of the 2025 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in the sections captioned “Report of the Audit Committee” and “Relationship with the Independent Registered Public Accounting Firm” of the 2025 Proxy Statement and is incorporated herein by reference.
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

4.10
Fifty-Eighth Supplemental Indenture dated as of November 22, 2010, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 5.50% First Mortgage Bonds due 2040, Series PPP. (Exhibit 4.1 to Current Report on form 8-K filed November 22, 2010).

4.11
Sixty-Second Supplemental Indenture dated as of June 11, 2019, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 3.40% First Mortgage Bonds due 2029, Series VVV, 4.07% First Mortgage Bonds due 2049, Series WWW, and 4.17% First Mortgage Bonds due 2059, Series YYY (Exhibit 10.1 to the Current Report on Form 8-K filed June 18, 2019)

4.12
Sixty-Third Supplemental Indenture dated as of May 11, 2021, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 2.87% First Mortgage Bonds due 2051, Series ZZZ and 3.02% First Mortgage Bonds due 2061, Series 1 (Exhibit 10.1 to the Current Report on Form 8-K filed May 11, 2021)

Exhibit Number
4.13
Sixty-Fourth Supplemental Indenture dated as of October 22, 2024, between California Water Service Company and U.S. Bank Trust Company, National Association, as trustee, covering 5.22% First Mortgage Bonds due 2054, Series 2 (Exhibit 10.1 to the Current Report on Form 8-K filed October 22, 2024)

4.14	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.
4.15	Description of securities (Exhibit 4.15 to the Annual Report on Form 10-K filed February 29, 2024)
10.1	Water Supply Contract between Cal Water and County of Butte relating to Cal Water's Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water’s Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water's Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)
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

10.4	Water Supply Contract dated January 27, 1981, between Cal Water and the Santa Clara Valley Water District relating to Cal Water’s Los Altos District (Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.5	Amendments No. 3, 6 and 7 and Amendment dated June 17, 1980, to Water Supply Contract between Cal Water and the County of Butte relating to Cal Water’s Oroville District. (Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.6	Amendment dated May 31, 1977, to Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water’s Stockton District. (Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.7	Second Amended Contract dated September 25, 1987, among Stockton East Water District, California Water Service Company, the City of Stockton, the Lincoln Village Maintenance District, and the Colonial Heights Maintenance District Providing for the Sale of Treated Water. (Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 1987)
10.8	Water Supply Contract dated April 19, 1927, and Supplemental Agreement dated June 5, 1953, between Cal Water and Pacific Gas and Electric Company relating to Cal Water’s Oroville District. (Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 1992)
10.9	Water Supply Agreement dated September 25, 1996, between the City of Bakersfield and California Water Service Company. (Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
10.10	Water Supply Contract dated November 16, 1994, between California Water Service Company and Alameda County Flood Control and Water Conservation District relating to Cal Water’s Livermore District (Exhibit 10.15 to Annual Report on Form 10-K for the year ended December 31, 1994)
10.11	California Water Service Group Directors’ Retirement Plan (As amended and restated on February 22, 2006) (Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2005)
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

Exhibit Number
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

10.21	California Water Service Group 2024 Equity Incentive Plan (Exhibit 99.1 to the Registration Statement on Form S-8 filed May 29, 2024)*
10.22	The registrant’s policy on option repricing under its Equity Incentive Plan (incorporated by reference to Item 8.01 Other Events in the registrant's Current Report on Form 8-K dated April 7, 2005)*
10.23	Water Supply Contract dated September 21, 2005, between Cal Water and the Kern County Water Agency. (Exhibit 10.1 to Current Report on Form 8-K filed on September 21, 2005)
10.24	Form of Restricted Stock Award Grant Notice under the California Water Service Group Equity Incentive Plan. (Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2005)
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

19	California Water Service Group Insider Trading Policy
21.0	Subsidiaries of the Registrant
22.1	List of Subsidiary Issuers and Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive Compensation Clawback Policy (Exhibit 97 to the Annual Report on Form 10-K filed February 29, 2024)
101
The following materials from this Annual Report on Form 10-K formatted in iXBRL (Inline extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (v) the Notes to the Consolidated Financial Statements.

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

CALIFORNIA WATER SERVICE GROUP
	By	/s/ MARTIN A. KROPELNICKI
Date: February 27, 2025		MARTIN A. KROPELNICKI, Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The members of the Board of Directors who have signed below constitute a majority of the Board of the Directors.

/s/ MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Chairman, Board of Directors	Date: February 27, 2025
MARTIN A. KROPELNICKI

/s/ GREGORY E. ALIFF	Member, Board of Directors	Date: February 27, 2025
GREGORY E. ALIFF

/s/ SHELLY M. ESQUE	Member, Board of Directors	Date: February 27, 2025
SHELLY M. ESQUE

/s/ JEFFREY KIGHTLINGER	Member, Board of Directors	Date: February 27, 2025
JEFFREY KIGHTLINGER

/s/ THOMAS M. KRUMMEL	Member, Board of Directors	Date: February 27, 2025
THOMAS M. KRUMMEL, M.D.

/s/ YVONNE A. MALDONADO	Member, Board of Directors	Date: February 27, 2025
YVONNE A. MALDONADO, M.D.

/s/ SCOTT L. MORRIS	Member, Board of Directors	Date: February 27, 2025
SCOTT L. MORRIS

/s/ CHARLES R. PATTON	Member, Board of Directors	Date: February 27, 2025
CHARLES R. PATTON

/s/ CAROL M. POTTENGER	Member, Board of Directors	Date: February 27, 2025
CAROL M. POTTENGER

/s/ LESTER A. SNOW	Member, Board of Directors	Date: February 27, 2025
LESTER A. SNOW

/s/ PATRICIA K. WAGNER	Member, Board of Directors	Date: February 27, 2025
PATRICIA K. WAGNER

/s/ JAMES P. LYNCH	Senior Vice President, Chief Financial Officer, Principal Financial Officer, and Treasurer	Date: February 27, 2025
JAMES P. LYNCH

/s/ THOMAS A. SCANLON	Corporate Controller, Principal Accounting Officer	Date: February 27, 2025
THOMAS A. SCANLON