Form 10-Q
period 2025-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2025-05-01
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 21, 2025, there were 59,570,140 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	March 31, 2025	December 31, 2024
ASSETS
Utility plant:
Utility plant	$5,498,140	$5,400,489
Less accumulated depreciation and amortization	(1,267,925)	(1,241,785)
Net utility plant	4,230,215	4,158,704
Current assets:
Cash and cash equivalents	44,460	50,121
Restricted cash	45,675	45,566
Receivables:
Customers, net	53,888	58,585
Regulatory balancing accounts	62,286	55,917
Other, net	32,818	33,976
Accrued and unbilled revenue, net	34,974	39,718
Materials and supplies	20,283	20,511
Taxes, prepaid expenses, and other assets	24,839	19,742
Total current assets	319,223	324,136
Other assets:
Regulatory assets	367,231	357,406
Goodwill	37,063	37,063
Other	304,019	302,974
Total other assets	708,313	697,443
TOTAL ASSETS	$5,257,751	$5,180,283

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	March 31, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 59,570 and 59,484 outstanding on March 31, 2025 and December 31, 2024, respectively	$596	$595
Additional paid-in capital	967,689	966,975
Retained earnings	668,023	674,918
Accumulated other comprehensive loss	(7,063)	(7,217)
Noncontrolling interest	2,744	3,015
Total equity	1,631,989	1,638,286
Long-term debt, net	1,104,373	1,104,571
Total capitalization	2,736,362	2,742,857
Current liabilities:
Current maturities of long-term debt, net	72,445	72,422
Short-term borrowings	285,000	205,000
Accounts payable	141,295	167,533
Regulatory balancing accounts	19,109	22,648
Accrued other taxes	6,708	6,084
Accrued interest	19,829	8,406
Other accrued liabilities	59,698	56,271
Total current liabilities	604,084	538,364
Deferred income taxes	416,230	411,083
Regulatory liabilities	826,595	814,551
Pension	82,007	81,665
Advances for construction	202,423	202,614
Contributions in aid of construction	293,956	294,970
Other	96,094	94,179
Commitments and contingencies (Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$5,257,751	$5,180,283

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating revenue	$203,973	$270,749
Operating expenses:
Operations:
Water production costs	62,991	64,185
Administrative and general	34,174	35,596
Other operations	28,836	26,925
Maintenance	7,668	8,010
Depreciation and amortization	35,956	32,844
Income taxes	1,035	15,538
Property and other taxes	10,968	9,757
Total operating expenses	181,628	192,855
Net operating income	22,345	77,894
Other income and expenses:
Non-regulated revenue	5,081	5,098
Non-regulated expenses	(3,466)	(1,954)
Other components of net periodic benefit credit	4,800	3,273
Allowance for equity funds used during construction	1,797	1,742
Income taxes on other income and expenses	(1,703)	(1,321)
Net other income	6,509	6,838
Interest expense:
Interest expense	16,509	15,800
Allowance for borrowed funds used during construction	(857)	(758)
Net interest expense	15,652	15,042
Net income	13,202	69,690
Net loss attributable to noncontrolling interest	(129)	(227)
Net income attributable to California Water Service Group	$13,331	$69,917
Earnings per share:
Basic	$0.22	$1.21
Diluted	$0.22	$1.21
Weighted average shares outstanding:
Basic	59,511	57,733
Diluted	59,566	57,774

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$13,202	$69,690
Other comprehensive income (loss):
Unrecoverable pension benefit plan costs, net of taxes of $0 and $0, respectively	—	(13,663)
Amortization of defined benefit pension plans, net of taxes of $60 and $0, respectively	154	297
Other comprehensive income (loss), net of tax	154	(13,366)
Comprehensive income	13,356	56,324
Comprehensive loss attributable to noncontrolling interest	(129)	(227)
Comprehensive income attributable to California Water Service Group	$13,485	$56,551

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$13,202	$69,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,494	33,401
Change in value of life insurance contracts	(356)	(1,667)
Allowance for equity funds used during construction	(1,797)	(1,742)
Changes in operating assets and liabilities:
Receivables and accrued and unbilled revenue	(2,537)	21,523
Accounts payable	(21,044)	(20,043)
Other current assets	(4,788)	(6,028)
Other current liabilities	14,262	17,409
Other changes in noncurrent assets and liabilities	4,985	(86,028)
Net cash provided by operating activities	38,421	26,515
Investing activities:
Utility plant expenditures	(110,103)	(109,806)
Life insurance proceeds	—	1,426
Purchase of life insurance contracts	—	(1,426)
Other	207	—
Net cash used in investing activities	(109,896)	(109,806)
Financing activities:
Short-term borrowings	170,000	170,000
Repayment of short-term borrowings	(90,000)	(70,000)
Repayment of long-term debt	(214)	(206)
Advances and contributions in aid of construction	9,497	4,522
Refunds of advances for construction	(2,317)	(2,351)
Repurchase of common stock	(1,109)	(1,142)
Issuance of common stock	743	769
Dividends paid	(20,226)	(16,164)
Distribution to noncontrolling interest	(451)	—
Other	—	1,160
Net cash provided by financing activities	65,923	86,588
Change in cash, cash equivalents, and restricted cash	(5,552)	3,297
Cash, cash equivalents, and restricted cash at beginning of period	95,687	84,966
Cash, cash equivalents, and restricted cash at end of period	$90,135	$88,263
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$4,103	$3,359
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$48,093	$37,498
Utility plant contribution by developers	$3,706	$8,417

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2025
Dollar amounts in thousands, unless otherwise stated
Note 1. Organization and Operations and Basis of Presentation
California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, Hawaii, and Texas through its wholly owned and non-wholly owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services. TWSC, Inc. (Texas Water) indirectly holds regulated and contracted wastewater utilities. Regulated wastewater utilities held by BVRT Utility Holding Company (BVRT), a joint venture in which Texas Water has a majority ownership, provide services under the rules and regulation of the Texas Public Utilities Commission.
 Basis of Presentation
The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. Interim financial information includes the Company’s accounts and those of its wholly and non-wholly owned subsidiaries. The non-wholly owned subsidiary refers to BVRT, a 95.4% owned subsidiary of Texas Water that is consolidated using the voting interest model as the Company owns a majority of voting interests in the non-wholly owned subsidiary. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.
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
Noncontrolling Interest
Noncontrolling interest in the Company’s unaudited condensed consolidated financial statements represents the 4.6% interest not owned by Texas Water in BVRT. Texas Water obtained control over BVRT on May 1, 2021. Since the Company controls BVRT, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 4.6% share of BVRT’s net assets and results of operations is deducted and reported as noncontrolling interest on the unaudited Condensed Consolidated Balance Sheet, as net loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Operations, and as comprehensive loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Comprehensive Income. The Company reports noncontrolling interest in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income and comprehensive income attributable to California Water Service Group excludes the loss attributable to the noncontrolling interest.

Note 2. Summary of Significant Accounting Policies
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenue from contracts with customers	$182,701	$154,900
Regulatory balancing account revenue	21,272	115,849
Total operating revenue	$203,973	$270,749
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Residential	$105,433	$92,492
Business	40,548	34,549
Multiple residential	19,203	16,869
Industrial	6,405	6,640
Public authorities	9,245	6,962
Other (a)	1,867	(2,612)
Total revenue from contracts with customers	$182,701	$154,900
(a) Other includes changes to accrued and unbilled revenue
Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC). For certain revenue mechanisms, the Company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. These mechanisms include the Monterey-Style Water Revenue Adjustment Mechanism (MWRAM), which was approved in Cal Water’s 2021 General Rate Case (GRC) filing (2021 GRC) in March of 2024. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The MWRAM fluctuates with the seasonality of the water business. During the warm, dry summer months when water use is typically highest, the MWRAM will reflect an overcollection of revenue compared to an undercollection in the cool, wet winter months when less water is typically used.
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
Regulatory balancing accounts also include revenue that is recognized when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. As a result of the delay in the approval of the 2021 GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an Interim Rates Memorandum Account (IRMA). Variances between actual customer billings and those that would have been billed assuming the 2021 GRC had been implemented on January 1, 2023 were recorded as regulatory balancing account revenue. The 2021 GRC was approved in March of 2024 and final authorized rates were implemented effective May 31, 2024; as a result, for the first three months of 2024, Cal Water calculated and recorded the IRMA for all of 2023 and the first three months of 2024. The IRMA for April 2024 and May 2024 were calculated and recorded during the second quarter of 2024. Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities.
Non-Regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Operating and maintenance revenue	$3,267	$3,248
Other non-regulated revenue	1,248	1,229
Non-regulated revenue from contracts with customers	4,515	4,477
Lease revenue	566	621
Total non-regulated revenue	$5,081	$5,098

Operating and maintenance services are provided for non-regulated water and wastewater systems owned by private companies and municipalities. The Company negotiates formal agreements with the customers under which the Company provides operating, maintenance and customer billing services related to the customers’ water system. The formal agreements outline a fee schedule for the services provided. The agreements typically call for a fee-per-service or a flat-rate amount per month. The Company satisfies its performance obligation of providing operating and maintenance services over time as services are rendered; as a result, the Company employs the invoice practical expedient and recognizes revenue in the amount that it has the right to invoice. Contract terms are generally short-term and, as a result, no separate financing component is recognized for its collections from customers, which generally require payment within 30 days of billing.
Other non-regulated revenue primarily relates to services for the design and installation of water mains and other water infrastructure for customers outside the regulated service areas, and insurance program administration.
Lease revenue is not considered revenue from contracts with customers and is recognized following operating lease standards. The Company is the lessor in operating lease agreements with telecommunications companies under which cellular phone antennas are placed on the Company’s property.
Allowance for Credit Losses
The Company measures expected credit losses for Customer Receivables, Other Receivables, and Accrued and Unbilled Revenue on an aggregated level. These receivables are generally trade receivables due in one year or less or expected to be billed and collected in one year or less. The expected credit losses for Other Receivables and Accrued and Unbilled Revenue are inconsequential. Customer receivables include receivables for water and wastewater services provided to residential customers, business, industrial, public authorities, and other customers. The expected credit losses for business, industrial, public authorities, and other customers are inconsequential. The overall risks related to the Company’s receivables are low as water and wastewater services are seen as essential services. The estimate for the allowance for credit losses is based on a historical loss ratio, in conjunction with a qualitative assessment of elements that impact the collectability of receivables to determine if the allowance for credit losses should be further adjusted in accordance with the applicable accounting guidance. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, payment options and programs available to customers, and the methods that the Company is able to use to encourage payment.
The Company reviews its allowance for credit losses utilizing a quantitative assessment, which includes a trend analysis of customer billings and collections, agings by customer class, and unemployment rates. The Company also utilizes a qualitative assessment, which considers the future collectability of customer outstanding balances, management’s estimate of the cash recovery, and a general assessment of the economic conditions in the locations the Company serves. Based on these assessments, the Company adjusts its allowance for credit losses, accordingly.
The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2025 and twelve months ended December 31, 2024:

	March 31, 2025	December 31, 2024
Beginning balance	$4,128	$2,854
Provision for credit loss expense	1,358	5,890
Write-offs	(1,371)	(5,054)
Recoveries	120	438
Total ending allowance balance	$4,235	$4,128
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the unaudited Condensed Consolidated Statements of Cash Flows (see Note 9 for further details on restricted cash):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$44,460	$50,121
Restricted cash	45,675	45,566
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$90,135	$95,687
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
New Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and paid income taxes. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted. The guidance is applied prospectively with the option of retrospective application for each period presented. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures and does not expect to adopt the standard early.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disaggregation of certain Consolidated Statement of Operations’ expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted. The guidance is applied prospectively with the option of retrospective application for each period presented. The Company is evaluating the requirements of the guidance to determine the impact on its financial statement disclosures upon adoption and does not expect to adopt the standard early.

Note 3. Stock-Based Compensation
The Company’s 2024 Equity Incentive Plan (2024 Plan) was adopted by the Board of Directors and approved by stockholders on May 29, 2024. The Company reserved 1,600,000 shares of common stock for awards the Company is authorized to issue pursuant to the 2024 Plan. In addition, the Company has 158,950 shares available for issuance under its legacy equity incentive plan.
In March of 2025, the Company granted RSAs to Officers and members of the Board of Directors (Directors). Generally, an RSA represents the right to receive a share of the Company’s common stock and is valued based on the fair market value of the Company’s common stock at the date of grant. The 2025 RSAs granted to Officers vest over 36 months with the first 12 months cliff vesting. RSAs granted to the Directors in 2025 vest at the end of 12 months. The 2025 RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to the Directors. As of March 31, 2025, there was approximately $4.2 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.9 years.
A summary of the status of the outstanding RSAs as of March 31, 2025 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2025	70,349	$50.63
Granted	60,956	46.57
Vested	(39,905)	46.66
RSAs at March 31, 2025	91,400	$48.10
In March of 2025, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. Generally, an RSU represents the right to receive a share of the Company’s common stock. Each award reflects a target number of shares of common stock that may be issued to the award recipient. The 2025 RSU awards may be earned upon the completion of a 36-month performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The 2025 performance objectives are based on the Company’s business plan covering the performance period. The two performance objectives for the 2025 to 2027 performance period include 1) achieving targets indicative of stockholder return and 2) achieving targets associated with PFAS investment in water monitoring and treatment as well as water contamination cost recovery. Depending on the results achieved during the 36-month performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target RSUs granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 36-month performance period using a fair market value of the Company’s common stock at the date of grant and an estimated number of RSUs earned during the performance period. As of March 31, 2025, there was approximately $6.5 million of total unrecognized compensation cost related to outstanding RSUs under the program. The cost is expected to be recognized over a weighted average period of 2.2 years.
A summary of the status of outstanding RSUs as of March 31, 2025 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2025	133,666	$52.75
Granted	84,039	46.57
Performance criteria adjustment	4,352	45.45
Vested	(31,313)	45.45
Forfeited	(4,593)	52.34
RSUs at March 31, 2025	186,151	$49.43
The Company has recorded compensation costs for the RSAs and RSUs that are included in administrative and general operating expenses in the amount of $1.3 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively.

Note 4. Equity
On April 29, 2022, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million from time to time depending on market conditions through an at-the-market equity program over the succeeding three years. The Company intends to use the net proceeds from these sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. During the three months ended March 31, 2025 and 2024, the Company did not utilize the at-the-market equity program.
The Company’s changes in total equity for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2025	59,484	$595	$966,975	$674,918	$(7,217)	$3,015	$1,638,286
Net income (loss)	—	—	—	13,331	—	(129)	13,202
Issuance of common stock	110	1	2,133	—	—	—	2,134
Repurchase of common stock	(24)	—	(1,109)	—	—	—	(1,109)
Dividends paid on common stock ($0.34 per share)	—	—	—	(20,226)	—	—	(20,226)
Other comprehensive income, net of tax	—	—	—	—	154	—	154
Investment in business with noncontrolling interest	—	—	(310)	—	—	310	—
Distribution to noncontrolling interest	—	—	—	—	—	(452)	(452)
Balance at March 31, 2025	59,570	$596	$967,689	$668,023	$(7,063)	$2,744	$1,631,989

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2024	57,724	$577	$876,583	$549,573	$—	$3,579	$1,430,312
Net income (loss)	—	—	—	69,917	—	(227)	69,690
Issuance of common stock	55	1	1,506	—	—	—	1,507
Repurchase of common stock	(25)	—	(1,142)	—	—	—	(1,142)
Dividends paid on common stock ($0.28 per share)	—	—	—	(16,164)	—	—	(16,164)
Adjustment for unrecoverable pension benefit plan costs	—	—	—	—	(13,663)	—	(13,663)
Amounts reclassified to earnings (a)	—	—	—	—	297	—	297
Investment in business with noncontrolling interest	—	—	(53)	—	—	53	—
Balance at March 31, 2024	57,754	$578	$876,894	$603,326	$(13,366)	$3,405	$1,470,837
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
Cash contributions made by the Company to the pension plans were $2.3 million for the three months ended March 31, 2025 and no cash contributions were made by the Company to the pension plans for the three months ended March 31, 2024. No cash contributions were made by the Company to the other postretirement benefit plans for the three months ended March 31, 2025 and 2024, respectively. The Company estimates in 2025 that the annual contribution to the pension plans will be $5.2 million and no cash annual contribution will be made to the other postretirement plans.
The following table lists components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified SERP. The data listed under “other benefits” is for all other postretirement benefit plans.

	Pension Plan		Other Benefits
	Three Months Ended March 31,
	2025	2024	2025	2024
Service cost	$5,207	$5,648	$1,408	$1,520
Interest cost	9,553	8,881	1,773	1,684
Expected return on plan assets	(12,793)	(13,236)	(3,197)	(2,987)
Amortization of prior service cost	131	131	39	39
Recognized net actuarial (gain) loss	194	189	(522)	(198)
Net periodic benefit cost (credit)	$2,292	$1,613	$(499)	$58

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
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of March 31, 2025, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.

Outstanding borrowings on the Company line of credit as of March 31, 2025 and December 31, 2024 were $50.0 million and $40.0 million, respectively. Outstanding borrowings on the Cal Water line of credit as of March 31, 2025 and December 31, 2024 were $235.0 million and $165.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the three months ended March 31, 2025 was 5.27% compared to 6.38% for the same period last year.
Note 7. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the tables below:

	Three Months Ended March 31,
	2025	2024
Income tax expense	$2,738	$16,859
Income tax expense decreased $14.2 million to $2.7 million for the three months ended March 31, 2025 as compared to $16.9 million for the three months ended March 31, 2024. The decrease in income tax expense is primarily due to the decrease in pre-tax operating income, which resulted from the 2021 GRC decision in the first three months of 2024.
The Company’s effective tax rate was 17.2% and 19.6% before discrete items as of March 31, 2025 and March 31, 2024, respectively. The decrease in the effective tax rate was primarily due to the recognition of income related to the 2021 GRC decision in the first three months of 2024.
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this new law temporarily disallows the use of state net operating losses for years beginning in 2024 through 2026.
The Company had unrecognized tax benefits of approximately $19.6 million and $16.6 million as of March 31, 2025 and 2024, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2025 and 2024, is $5.6 million and $5.0 million, respectively, of tax benefits that, if recognized, would result in an increase to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 8. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of March 31, 2025 and December 31, 2024:

	Recovery Period	March 31, 2025	December 31, 2024
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	$178,279	$178,279
IRMA long-term accounts receivable	Various	41,690	46,278
Asset retirement obligations, net	Indefinite	29,599	28,883
MWRAM long-term regulatory asset	1 - 2 years	28,750	16,353
Other accrued benefits	Indefinite	26,671	25,439
Tank coating	Various	20,822	21,477
Customer Assistance Program and Rate Support Fund accounts receivable	1 year	10,529	9,910
General District Balancing Account receivable	Various	9,499	9,393
Incremental Cost Balancing Accounts (ICBA)	1 year	8,023	8,251
Net WRAM and Modified Cost Balancing Account (MCBA) long-term accounts receivable	Various	3,460	3,633
Recoverable property losses	Various	2,463	2,633
Other regulatory assets	Various	7,446	6,877
Total Regulatory Assets		$367,231	$357,406
Regulatory Liabilities
Cost of removal		$493,688	$483,108
Pension and retiree group health		174,341	174,708
Future tax benefits due to customers		105,402	106,184
Other components of net periodic benefit cost		19,645	18,287
Pension Cost Balancing Account		15,091	14,143
ICBA		5,700	6,003
Health Cost Balancing Account		4,458	3,630
Conservation Expense Balancing Account		3,199	3,294
Net WRAM and MCBA long-term payable		3,075	3,064
Other regulatory liabilities		1,996	2,130
Total Regulatory Liabilities		$826,595	$814,551
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $62.3 million as of March 31, 2025 and $55.9 million as of December 31, 2024. The short-term regulatory assets as of March 31, 2025 primarily consisted of IRMA, MWRAM, and ICBA receivables. As of December 31, 2024, the short-term regulatory assets primarily consisted of IRMA and MWRAM receivables. The short-term regulatory assets are included in current assets under regulatory balancing accounts on the unaudited Condensed Consolidated Balance Sheets.
The short-term portion of regulatory liabilities was $19.1 million as of March 31, 2025 and $22.6 million as of December 31, 2024. The short-term regulatory liabilities as of March 31, 2025 and December 31, 2024 primarily consisted of Tax Cuts and Jobs Act regulatory liabilities, ICBA regulatory liabilities, and IRMA regulatory liabilities. The short-term regulatory liabilities are included in current liabilities under regulatory balancing accounts on the unaudited Condensed Consolidated Balance Sheets.

Note 9. Commitments and Contingencies
Commitments
The Company has long-term commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
On August 16, 2022, BVRT, a majority owned subsidiary of Texas Water, through BVRT’s wholly owned subsidiary, Camino Real Utility (Camino Real), entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA). The Company has provided a limited guarantee to GBRA for agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real. GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of March 31, 2025, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the unaudited Condensed Consolidated Balance Sheets. The Company currently expects the committed cash to be transferred to GBRA before the end of 2025.
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
The Company has undertaken litigation against third parties to recover past and future costs related to groundwater contamination in its service areas. The cost of litigation is generally expensed as incurred and any settlement is first offset against such costs. The CPUC’s general policy requires all proceeds from contamination litigation to be used first to pay transactional expenses, then to make customers whole for water treatment costs to comply with the CPUC’s water quality standards. The CPUC allows for a risk-based consideration of contamination proceeds which exceed the costs of the remediation described above and may result in some sharing of proceeds with the shareholder, determined on a case-by-case basis. The CPUC has authorized various memorandum accounts that allow the Company to track significant litigation costs and to request recovery of these costs in future filings.
While the probable outcome of disputes and litigation matters, including those concerning groundwater contamination, cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. As of March 31, 2025 and December 31, 2024, the Company recognized a liability of $3.1 million and $2.4 million, respectively, primarily due to potable water main leaks and other work related legal matters.
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

	March 31, 2025
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,176,818	$—	$1,037,350	$—	$1,037,350

	December 31, 2024
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,176,993	$—	$998,401	$—	$998,401
Note 11. Accumulated Other Comprehensive Loss
The table below presents changes in Accumulated Other Comprehensive Loss (AOCL), net of tax, by component:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$(7,217)	$—
Other comprehensive income (loss) before reclassifications	—	(13,663)
Amounts reclassified from AOCL	154	297
Ending balance	$(7,063)	$(13,366)

The table below presents amounts reclassified out of AOCL by component and the unaudited Condensed Consolidated Statements of Operations location of those amounts reclassified during the three months ended March 31, 2025 and 2024, respectively.

	Amount Reclassified from AOCL
	Three Months Ended March 31,
	2025	2024
Amortization of defined benefit pension items (1)
Prior service cost	$(20)	$(20)
Net actuarial loss	234	317
Total before tax	214	297
Tax benefit (2)	(60)	—
Total reclassification for the period, net of tax	$154	$297
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
The CODM is regularly provided with only the consolidated operating expenses at the same level of detail as noted on the face of the unaudited Condensed Consolidated Statements of Operations. Total assets are also provided as noted on the face of the unaudited Condensed Consolidated Balance Sheets.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise stated)
FORWARD-LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this quarterly report include, but are not limited to, statements describing our intention, indication or expectation regarding our financial performance, dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, regulatory compliance, decisions, approvals, authorizations, requirements or other actions, including plans and proposals pursuant to and timing of the California Water Service Company (Cal Water)’s general rate case (GRC) filed on July 8, 2024 (2024 GRC), rate amounts, cost recovery or refunds, certain per- and polyfluoralkyl substances (PFAS) regulations, and associated impacts, such as our expected or estimated revenue, our intentions regarding recovery billing, our expectations regarding regulatory asset and operating revenue recognition, sources of funding or capital requirements, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, estimates and assumptions relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations or assumptions regarding employee benefit plans and stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings, our expectations, intentions or anticipations regarding our sources of funding, capital structure, including authorized return on equity, cost of debt and rate of return, or capital allocation plans, our intentions regarding growth opportunities or our expectations regarding settlement proceeds relating to certain PFAS-contamination claims. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results or outcomes may vary materially from what is contained in a forward-looking statement.
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
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, changes in tariff policy and uncertainty regarding tariffs and other retaliatory trade measures, the interest rate environment, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, and the prospect of a shutdown of the U.S. federal government;
•the impact of market conditions and volatility on unrealized gains or losses on our non-qualified benefit plan investments and our operating results;
•the impact of weather and timing of meter reads on our accrued unbilled revenue;
•the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements;
•the impact of the evolving U.S. political environment that has led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies and the status of current and future regulations; and
•the risks set forth in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report on Form 10-K). They include:
•regulated utility accounting;
•income taxes; and
•pensions, which include the supplemental executive retirement plan, and the postretirement health care benefit plan.
For the three months ended March 31, 2025, there were no material changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.

RESULTS OF OPERATIONS
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the three months ended March 31, 2025 was $13.3 million or $0.22 earnings per diluted common share, compared to net income of $69.9 million or $1.21 earnings per diluted common share for the three months ended March 31, 2024. The $56.6 million decrease in net income was primarily due to a decrease in operating revenue of $66.7 million primarily as a result of the cumulative adjustment in first three months of 2024 for the impacts of the 2021 GRC delayed approval, partially offset by rate increases and an increase in customer usage. Additionally, total operating expenses decreased $11.3 million. The total operating expense decrease was primarily due to a decrease in income tax expense of $14.5 million, which was partially offset by an increase in depreciation and amortization expenses of $3.1 million.
Operating Revenue
For the three months ended March 31, 2025, operating revenue decreased $66.7 million, or 24.7%, to $204.0 million as compared to $270.7 million for the three months ended March 31, 2024.
The sources of the change in operating revenue were:

Three Months Ended March 31,
2025 vs. 2024
Net change due to rate changes, usage, and other (1)	$28,300
Interim Rates Memorandum Account (IRMA) revenue (2)	(80,664)
Monterey-Style Water Revenue Adjustment Mechanism (MWRAM) revenue (3)	(16,256)
Deferred revenue (4)	1,844
Net operating revenue decrease	$(66,776)
1.The net change due to rate changes, usage, and other for the three months ended March 31, 2025 was primarily due to rate increases of $21.4 million, recognition of Palos Verdes Pipeline Memorandum Account related revenue of $3.8 million (see “Palos Verdes Peninsula Water Reliability Project” in Regulatory Matters below for more details), an increase in customer usage of $1.6 million, and an increase in accrued and unbilled revenue of $3.5 million due to increases in rates and unbilled days. This was partially offset by $2.4 million of other 2023 revenue recorded in the first three months of 2024 as a result of the resolution of the 2021 GRC that did not recur in the first quarter of 2025.
2.Due to the delay in the resolution of the 2021 GRC, the CPUC authorized Cal Water to track in an IRMA the variances between actual customer billings and those that would have been billed assuming the 2021 GRC had been effective January 1, 2023. Such variances were recorded as regulatory balancing account revenue. The 2021 GRC was approved in March of 2024 and final rates for the 2021 GRC were implemented on May 31, 2024; as a result, Cal Water recorded IRMA revenue of $80.7 million in March of 2024 of which $70.3 million was attributable to 2023.
3.MWRAM revenue is the variance between actual metered sales billed through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. In March of 2024, Cal Water received approval of the 2021 GRC which authorized the use of the MWRAM effective January 1, 2023. For the three months ended March 31, 2025 and 2024 Cal Water recorded MWRAM revenue of $14.8 million and $31.1 million, respectively. Of the $31.1 million recorded MWRAM revenue for the three months ended March 31, 2024, $17.6 million was attributable to 2023.
4.Deferred revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which the sales transaction occurred. Deferred revenue for the three months ended March 31, 2025 decreased and revenue increased by $1.8 million due to a change in the amount expected to be collected beyond 24 months.

Total Operating Expenses
For the three months ended March 31, 2025, total operating expenses decreased $11.3 million, or 5.8%, to $181.6 million, as compared to $192.9 million for the three months ended March 31, 2024. The decrease was primarily due to lower income tax expense partially offset by an increase in depreciation and amortization expense.
Sources of Supply
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31,
	2025	2024
Well production	52%	54%
Purchased	47%	45%
Surface	1%	1%
Total	100%	100%
Water Production Costs
Water production costs decreased $1.2 million, or 1.9%, for the three months ended March 31, 2025 as compared to the same period in the prior year primarily due to a decrease in Incremental Cost Balancing Accounts (ICBA) expense of $9.3 million. For the three months ended March 31, 2024, Cal Water recorded $7.0 million of ICBA expense attributable to 2023. The decrease was partially offset by an $8.1 million increase in water production costs primarily due to an increase in customer usage and wholesale rates.
The components of water production costs are shown in the table below:

	Three Months Ended March 31,
	2025	2024	Change
Purchased water	$49,003	$50,310	$(1,307)
Purchased power	8,310	9,035	(725)
Pump taxes	5,678	4,840	838
Total	$62,991	$64,185	$(1,194)
Other Operations
Other operations expenses increased $1.9 million, or 7.1%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to the recognition of $0.9 million of costs associated with recognized deferred revenue, an increase of $0.5 million in miscellaneous office expenses, a $0.3 million increase in bad debt expense, a $0.3 million increase in labor expense, and a $0.3 million increase in water treatment fees. These increases were partially offset by a $0.7 million reduction in conservation program expenses. Other than costs associated with deferred revenue, these increases were primarily due to inflation.
Depreciation and Amortization
Depreciation and amortization expense increased $3.1 million for the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily due to utility plant placed in service in 2024.
Income Tax Expense
Income tax expense decreased $14.5 million for the three months ended March 31, 2025, as compared to the same period in 2024. The decrease in income tax expense was primarily due to a decrease in pre-tax operating income for the three months ended March 31, 2025, compared to the same period in 2024.

REGULATORY MATTERS
California Regulatory Activity
2024 GRC Application
On July 8, 2024, Cal Water submitted Infrastructure Improvement Plans (the Plans) for its California districts for the period of 2025 to 2027 in its 2024 GRC application with the CPUC. The application also proposes a Low-Use Water Equity Program, that would, if approved as filed, decouple revenue from water sales, to assist low-water-using, lower-income customers.
The required, triennial filing begins an approximately 18-month review process by the CPUC, which will analyze the Plans, operating budget proposals, and the Low-Use Water Equity Program to establish water rates for 2026 to 2028 that reflect the cost of providing safe, reliable water service. Associated rates set by the CPUC would become effective no sooner than January 2026. Cal Water has concluded an initial pre-hearing conference and an administrative law judge and Commissioner have been assigned to the case. The Commissioner issued the Scoping Memo and Ruling in November 2024 identifying the issues to be addressed and setting the schedule for the proceeding. At the start of 2025, public participation hearings were conducted and Cal Water received California Public Advocate’s testimony responding to the 2024 GRC application. Cal Water submitted rebuttal testimony in late March 2025. The Assigned Commissioner also issued an Amended Scoping Memo and Ruling on March 13, 2025 granting in part Cal Water’s request to modify the ex-parte rules, and denying Cal Water’s request to modify the issues within the scope of the proceeding. Settlement discussions took place during April 2025, and hearings before the Administrative Law Judge are expected to occur in May 2025.
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
Cal Water’s proposed Low-Use Water Equity Program would, if approved as filed, decouple revenue from water sales across its regulated service areas. The program is designed to work in conjunction with Cal Water’s proposed four-tier rate design and sales forecast proposals to enhance affordability—particularly for low-use and low-income customers—plus reinforce conservation goals, while providing the utility an opportunity to recover the authorized revenue requirement associated with water consumption in a timely manner.
To support these investments, Cal Water has proposed to change 2024 rates to increase 2026 total revenue by $140.6 million, or 17.1%. Cal Water also proposes rate increases of $74.2 million, or 7.7%, in 2027; and $83.6 million, or 8.1%, in 2028.
Escalation Increase Requests
As a part of the decision on the 2021 GRC, Cal Water was authorized to request annual escalation rate increases for 2025 for those districts that passed the CPUC’s earnings test. In November of 2024, Cal Water requested 2025 escalation rate increases for 18 of its regulated districts. The increase in annual adopted gross revenue associated with the November 2024 filing was $27.2 million. The new rates were approved and subsequently implemented on January 1, 2025.
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
Expense Offset Requests
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In October of 2024, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in 8 of its regulated districts totaling $17.1 million. The new rates were implemented on January 1, 2025.
Palos Verdes Peninsula Water Reliability Project
On January 30, 2025, a final decision was issued that approved Cal Water’s request to include $14.2 million of incremental capital costs in rate base and for a temporary surcharge to recover $3.8 million of carrying costs tracked in the Palos Verdes Pipeline Memorandum Account. New base rates were implemented on February 1, 2025 and new surcharges were implemented on April 1, 2025.
California Drought Memorandum Account (DRMA)
On January 30, 2025, a final decision was issued that approved Cal Water’s request to recover $1.4 million of incremental costs tracked in the DRMA. New surcharges were implemented on April 1, 2025.
Regulatory Activity - Other States
Washington Water Service – Stroh’s 2025 Rate Case
On March 14, 2025, Washington Water filed a rate case with the Washington State Utility and Transportation Commission to increase revenues in the Stroh’s water system by $0.2 million, implemented into rates over two years. The first implementation of new rates, if approved, is expected to be effective May 23, 2025.
Hawaii Water Service – 2024 Ka’anapali General Rate Case (2024 Ka’anapali GRC)
During the first quarter of 2025, a settlement was reached in the 2024 Ka’anapali GRC between Hawaii Water and the Hawaii Division of Consumer Advocacy. The settlement calls for total test year revenue requirement of $7.5 million, representing an increase over the $6.4 million previously approved, on rate base of $13.4 million. The settlement agreement was filed with the Hawaii Public Utilities Commission and was approved on April 7, 2025. The rate change is expected to be effective in May 2025.
LIQUIDITY
Cash Flow from Operating Activities
During the three months ended March 31, 2025, we generated cash flow from operations of $38.4 million compared to $26.5 million for the same period in 2024. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
The decrease in net income for the three months ended March 31, 2025 as compared to the same period from prior year was primarily due to the recording of $111.8 million of operating revenue for the MWRAM and IRMA during the first three months of 2024 due to the resolution of the 2021 GRC. There was an associated increase to regulatory assets related to MWRAM and IRMA operating revenue. The Company started billing for the recovery of these regulatory assets in the fourth quarter of 2024.
During the three months ended March 31, 2025, we made cash contributions of $2.3 million to our employee pension plan and did not make any cash contribution to our other postretirement benefit plans. During the three months ended March 31, 2024, we did not make any cash contributions to our employee pension plan or to our other postretirement benefit plans. The 2025 estimated cash contribution to the employee pension plan is expected to be approximately $5.2 million and no cash contributions are expected to be made for the other postretirement benefits plans.
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

Cash Flow from Investing Activities
During the three months ended March 31, 2025 and 2024, we used $110.1 million and $109.8 million, respectively, of cash for Company-funded and developer-funded utility capital expenditures. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2025, our utility capital expenditures are estimated to be between $450.0 million and $550.0 million based on the 2024 GRC in California and expected capital needs in the other subsidiaries.
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 was $65.9 million compared to $86.6 million for the same period in 2024. For the three months ended March 31, 2025 and 2024, we paid dividends of $20.2 million and $16.2 million, respectively. For the three months ended March 31, 2025 and 2024, we issued $0.7 million and $0.8 million, respectively, of Company common stock through our employee stock purchase plan.
For each of the three months ended March 31, 2025 and 2024, we borrowed $170.0 million, on our unsecured revolving credit facilities. We made repayments on our unsecured revolving credit facilities of $90.0 million and $70.0 million during the three months ended March 31, 2025 and 2024, respectively.
The net IRMA, MWRAM, Water Revenue Adjustment Mechanism and Modified Cost Balancing Account receivable balances were $121.7 million and $57.9 million as of March 31, 2025 and 2024, respectively. The receivable balances were primarily financed by Cal Water using short-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short-term financing rates.
Short-term and Long-term Financing
During the three months ended March 31, 2025, we utilized cash generated from operations and temporary borrowings on our unsecured revolving credit facilities to fund operations and investments.
In future periods, management anticipates funding our utility plant needs through a balance of long-term debt and equity.
Short-term liquidity is provided by the Company’s revolving credit facility (the Company facility) and the Cal Water revolving credit facility (the Cal Water facility) and internally generated funds. Long-term financing is accomplished through the use of both debt and equity. The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company facility. Cal Water may borrow up to $400.0 million under the Cal Water facility; however, all of Cal Water’s borrowings under the Cal Water facility must be repaid within 24 months as authorized by the CPUC. The proceeds from the Company and Cal Water facilities may be used for working capital or other business purposes.
As of March 31, 2025 and December 31, 2024, short-term borrowings of $285.0 million and $205.0 million, respectively, were outstanding on the Company and Cal Water facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of unrestricted cash are maintained for Washington Water, New Mexico Water, Hawaii Water and Texas Water.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ debt portion of the Company’s consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more to one (each as defined in the respective credit agreements). As of March 31, 2025, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
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

Summarized Statement of Operations
(in thousands)	Three Months Ended March 31, 2025		Twelve Months Ended December 31, 2024
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$185,961	$—	$956,447	$—
Gross profit	$127,270	$—	$663,270	$—
Income from operations	$25,000	$170	$228,066	$(2,120)
Equity in earnings of guarantor	$—	$11,641	$—	$174,979
Net income	$15,629	$13,172	$193,485	$179,022

Summarized Balance Sheet Information
(in thousands)	As of March 31, 2025		As of December 31, 2024
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$237,474	$5,419	$239,632	$7,146
Intercompany receivable from Non-guarantors	4,682	50,827	6,031	53,969
Other assets	661,392	1,333,360	650,395	1,337,468
Long-term intercompany receivable from Non-issuers	—	125,144	—	110,802
Net utility plant	3,879,004	—	3,816,513	—
Total assets	$4,782,552	$1,514,750	$4,712,571	$1,509,385

Current liabilities	$527,239	$53,197	$471,432	$42,987
Intercompany payable to Non-guarantors and Guarantor	2,083	—	1,001	—
Long-term debt	1,104,256	—	1,104,454	—
Other liabilities	1,817,228	3,146	1,799,854	3,146
Total liabilities	$3,450,806	$56,343	$3,376,741	$46,133
Dividends
During the three months ended March 31, 2025, our quarterly common stock dividend payment was $0.34 per share, which includes a one-time special dividend in the amount of $0.04 per share, compared to $0.28 per share for the three months ended March 31, 2024. For the full year 2024, the payout ratio was 34.3% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income.
At the April 30, 2025 meeting, the Company’s Board of Directors declared the second quarter dividend of $0.30 per share payable on May 23, 2025, to stockholders of record on May 12, 2025. This was our 321st consecutive quarterly dividend.
2025 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity. The Company and Cal Water have a syndicated unsecured revolving line of credit of $200.0 million and $400.0 million, respectively, for short-term borrowings. As of March 31, 2025, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $150.0 million and $165.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $27.35 at March 31, 2025 compared to $27.49 at December 31, 2024. There were approximately 1,680 stockholders of record for our common stock as of February 10, 2025.
Utility Plant Expenditures
During the three months ended March 31, 2025, utility plant expenditures totaled $110.1 million, including Company-funded projects of $104.8 million and developer-funded projects of $5.3 million. For 2025, we estimate utility capital expenditures to be between $450.0 million and $550.0 million based on the 2024 GRC in California and expected capital needs in the other subsidiaries.
As of March 31, 2025, construction work in progress was $378.4 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our average annual groundwater extraction from adjudicated groundwater basins approximates 7.8 billion gallons or 14.9% of our total average annual (2023 to 2024) water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our average annual groundwater extraction from managed groundwater basins approximates 29.6 billion gallons or 56.4% of our total average annual (2023 to 2024) water supply pumped from wells. Many managed groundwater basins we extract water from have groundwater recharge facilities for which we financially support the recharge activities by paying well pump taxes. For the three months ended March 31, 2025 and 2024, our well pump taxes were $5.7 million and $4.8 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGMA). The law and its implementing regulations required most basins to create a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGMA provisions are fully implemented, all the Company’s California groundwater will be produced from sustainably managed and/or adjudicated basins.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of April 11, 2025, the State of California snowpack water content in California’s northern Sierra region for the 2024-2025 water year was 117% of long-term averages (per the California Department of Water Resources). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 89% and 79%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2025 and thereafter. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes or by installing the best available technologies.

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
In April of 2024, the U.S. Environmental Protection Agency (EPA) finalized a National Primary Drinking Water Regulation establishing legally enforceable levels, known as maximum contaminant levels (MCLs), for six PFAS in drinking water. Under the PFAS regulation, water utilities across the country are required to complete initial PFAS monitoring by 2027 and to implement treatment for sources exceeding the MCL by 2029. We estimate a capital investment of approximately $226.0 million will be required to comply with the regulation. The Company is a party to four separate class-action settlements with the following companies: 3M Company; E.I. Du Pont de Nemours and Company (n/k/a EIDP, Inc.), DuPont de Nemours, Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, DuPont); Tyco Fire Products LP; and BASF Corporation. These settlements are designed to resolve certain claims for PFAS contamination of drinking water in active public water systems. The estimated proceeds from these settlements will provide partial funding for treatment solutions to remove PFAS from water sources in which PFAS has been detected, future testing, and operational expenses. The Company expects to receive proceeds from settlements with the 3M Company and DuPont in the second quarter of 2025 and expects to receive proceeds from settlements with Tyco Fire Products LP and BASF Corporation in approximately late 2025 or early 2026. The Company plans to use any settlement proceeds received (after deducting legal fees and expenses) to offset capital expenditures required to comply with the PFAS regulation.
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
CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2025, there were no material changes in contractual obligations outside the normal course of business.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes to the Company’s quantitative and qualitative disclosures about market risk set forth in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on February 27, 2025.
Item 4. CONTROLS AND PROCEDURES
(a) Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. RISK FACTORS
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year-ended December 31, 2024 filed with the SEC on February 27, 2025.
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

CALIFORNIA WATER SERVICE GROUP
Registrant

May 1, 2025	By:	/s/ James P. Lynch
James P. Lynch
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)