Form 10-Q
period 2025-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2025-07-31
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 21, 2025, there were 59,581,155 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	June 30, 2025	December 31, 2024
ASSETS
Utility plant:
Utility plant	$5,627,888	$5,400,489
Less accumulated depreciation and amortization	(1,293,277)	(1,241,785)
Net utility plant	4,334,611	4,158,704
Current assets:
Cash and cash equivalents	50,539	50,121
Restricted cash	45,617	45,566
Receivables:
Customers, net	75,437	58,585
Regulatory balancing accounts	63,169	55,917
Other, net	28,109	33,976
Accrued and unbilled revenue, net	52,802	39,718
Materials and supplies	19,879	20,511
Taxes, prepaid expenses, and other assets	26,029	19,742
Total current assets	361,581	324,136
Other assets:
Regulatory assets	359,919	357,406
Goodwill	37,063	37,063
Other	306,755	302,974
Total other assets	703,737	697,443
TOTAL ASSETS	$5,399,929	$5,180,283

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	June 30, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 59,581 and 59,484 outstanding on June 30, 2025 and December 31, 2024, respectively	$596	$595
Additional paid-in capital	968,820	966,975
Retained earnings	692,319	674,918
Accumulated other comprehensive loss	(6,909)	(7,217)
Noncontrolling interest	2,443	3,015
Total equity	1,657,269	1,638,286
Long-term debt, net	1,104,046	1,104,571
Total capitalization	2,761,315	2,742,857
Current liabilities:
Current maturities of long-term debt, net	72,467	72,422
Short-term borrowings	360,000	205,000
Accounts payable	166,958	167,533
Regulatory balancing accounts	17,641	22,648
Accrued other taxes	3,065	6,084
Accrued interest	8,980	8,406
Other accrued liabilities	56,969	56,271
Total current liabilities	686,080	538,364
Deferred income taxes	422,779	411,083
Regulatory liabilities	845,657	814,551
Pension	82,166	81,665
Advances for construction	207,730	202,614
Contributions in aid of construction	294,867	294,970
Other	99,335	94,179
Commitments and contingencies (Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$5,399,929	$5,180,283

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenue	$264,954	$244,299	$468,927	$515,048
Operating expenses:
Operations:
Water production costs	85,503	77,644	148,494	141,829
Administrative and general	33,317	32,042	67,491	67,638
Other operations	31,695	25,626	60,531	52,551
Maintenance	9,043	8,790	16,711	16,800
Depreciation and amortization	36,029	32,978	71,985	65,822
Income taxes	6,915	8,689	7,950	24,227
Property and other taxes	10,643	10,364	21,611	20,121
Total operating expenses	213,145	196,133	394,773	388,988
Net operating income	51,809	48,166	74,154	126,060
Other income and expenses:
Non-regulated revenue	4,911	5,513	9,992	10,611
Non-regulated expenses	(2,868)	(4,125)	(6,334)	(6,079)
Other components of net periodic benefit credit	4,589	4,338	9,389	7,611
Allowance for equity funds used during construction	1,898	1,819	3,695	3,561
Income taxes on other income and expenses	(1,752)	(1,306)	(3,455)	(2,627)
Net other income	6,778	6,239	13,287	13,077
Interest expense:
Interest expense	17,464	14,840	33,973	30,640
Allowance for borrowed funds used during construction	(927)	(812)	(1,784)	(1,570)
Net interest expense	16,537	14,028	32,189	29,070
Net income	42,050	40,377	55,252	110,067
Net loss attributable to noncontrolling interest	(118)	(174)	(247)	(401)
Net income attributable to California Water Service Group	$42,168	$40,551	$55,499	$110,468
Earnings per share:
Basic	$0.71	$0.70	$0.93	$1.90
Diluted	$0.71	$0.70	$0.93	$1.90
Weighted average shares outstanding:
Basic	59,574	58,292	59,542	58,013
Diluted	59,629	58,325	59,590	58,046

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$42,050	$40,377	$55,252	$110,067
Other comprehensive income (loss):
Unrecoverable pension benefit plan costs, net of tax of $0	—	—	—	(13,663)
Amortization of defined benefit pension plans, net of tax of $60, $0, $120, and $0, respectively	154	298	308	595
Other comprehensive income (loss), net of tax	154	298	308	(13,068)
Comprehensive income	42,204	40,675	55,560	96,999
Comprehensive loss attributable to noncontrolling interest	(118)	(174)	(247)	(401)
Comprehensive income attributable to California Water Service Group	$42,322	$40,849	$55,807	$97,400

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income	$55,252	$110,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,066	66,929
Change in value of life insurance contracts	(1,257)	(1,811)
Allowance for equity funds used during construction	(3,695)	(3,561)
Changes in operating assets and liabilities:
Receivables and accrued and unbilled revenue	(40,542)	(16,859)
Water Arrearages Payment Program cash received	—	83,039
Accounts payable	(9,027)	(10,545)
Other current assets	(5,532)	(6,680)
Other current liabilities	(3,656)	7,314
Other changes in noncurrent assets and liabilities	22,758	(106,954)
Net cash provided by operating activities	87,367	120,939
Investing activities:
Utility plant expenditures	(229,520)	(214,414)
Life insurance proceeds	—	1,426
Purchase of life insurance contracts	—	(1,426)
Other	207	48
Net cash used in investing activities	(229,313)	(214,366)
Financing activities:
Short-term borrowings	410,000	295,000
Repayment of short-term borrowings	(255,000)	(230,000)
Repayment of long-term debt	(430)	(416)
Advances and contributions in aid of construction	20,542	10,936
Refunds of advances for construction	(4,543)	(4,865)
Per- and polyfluoroalkyl substances (PFAS) settlement proceeds	10,605	—
Repurchase of common stock	(1,214)	(1,235)
Issuance of common stock	1,343	53,381
Dividends paid	(38,098)	(32,336)
Distribution to noncontrolling interest	(790)	(489)
Other	—	1,160
Net cash provided by financing activities	142,415	91,136
Change in cash, cash equivalents, and restricted cash	469	(2,291)
Cash, cash equivalents, and restricted cash at beginning of period	95,687	84,966
Cash, cash equivalents, and restricted cash at end of period	$96,156	$82,675
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$31,423	$28,178
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$60,428	$51,824
Utility plant contribution by developers	$14,162	$14,159

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2025
Dollar amounts in thousands, unless otherwise stated
Note 1. Organization and Operations and Basis of Presentation
California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, Hawaii, and Texas through its wholly owned and non-wholly owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services. TWSC, Inc. (Texas Water) indirectly holds regulated and contracted wastewater utilities through a majority owned joint venture, BVRT Utility Holding Company (BVRT). BVRT’s wastewater utilities provide services under the rules and regulation of the Texas Public Utilities Commission.
 Basis of Presentation
The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. Interim financial information includes the Company’s accounts and those of its wholly and non-wholly owned subsidiaries. The non-wholly owned subsidiary refers to BVRT, a 95.9% owned subsidiary of Texas Water that is consolidated using the voting interest model as the Company owns a majority of voting interests in the non-wholly owned subsidiary. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.
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
Noncontrolling Interest
Noncontrolling interest in the Company’s unaudited condensed consolidated financial statements represents the 4.1% interest not owned by Texas Water in BVRT. Texas Water obtained control over BVRT on May 1, 2021. Since the Company controls BVRT, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 4.1% share of BVRT’s net assets and results of operations is deducted and reported as noncontrolling interest in total equity on the unaudited Condensed Consolidated Balance Sheet, as net loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Operations, and as comprehensive loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Comprehensive Income. The Company reports noncontrolling interest in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income and comprehensive income attributable to California Water Service Group excludes the loss attributable to the noncontrolling interest.

Note 2. Summary of Significant Accounting Policies
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from contracts with customers	$256,216	$226,665	$438,917	$381,566
Regulatory balancing account revenue	8,738	17,634	30,010	133,482
Total operating revenue	$264,954	$244,299	$468,927	$515,048
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Residential	$141,929	$122,251	$247,362	$214,744
Business	48,094	41,906	88,642	76,455
Multiple residential	20,723	18,043	39,926	34,912
Industrial	6,529	7,119	12,934	13,759
Public authorities	13,011	10,918	22,256	17,880
Other (a)	25,930	26,428	27,797	23,816
Total revenue from contracts with customers	$256,216	$226,665	$438,917	$381,566
(a) Other includes changes to accrued and unbilled revenue
Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC). For certain revenue mechanisms, the Company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. These mechanisms include the Monterey-Style Water Revenue Adjustment Mechanism (MWRAM), which was approved in Cal Water’s 2021 General Rate Case (GRC) filing (2021 CA GRC) in March of 2024. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The MWRAM fluctuates with the seasonality of the water business. During the warm, dry summer months when water use is typically highest, the MWRAM will reflect an overcollection of revenue compared to an undercollection in the cool, wet winter months when less water is typically used.
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
Regulatory balancing accounts also include revenue that is recognized when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. As a result of the delay in the approval of the 2021 CA GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an Interim Rates Memorandum Account (IRMA). Variances between actual customer billings and those that would have been billed assuming the 2021 CA GRC had been implemented on January 1, 2023 were recorded as regulatory balancing account revenue. The 2021 CA GRC was approved in March of 2024 and final authorized rates were implemented effective May 31, 2024; as a result, for the first six months of 2024, Cal Water calculated and recorded the IRMA for all of 2023 and the first five months of 2024. Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities.
Non-Regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contract operating and maintenance revenue	$3,239	$3,188	$6,506	$6,436
Other non-regulated revenue	1,091	1,720	2,339	2,949
Non-regulated revenue from contracts with customers	4,330	4,908	8,845	9,385
Lease revenue	581	605	1,147	1,226
Total non-regulated revenue	$4,911	$5,513	$9,992	$10,611

Contract operating and maintenance services are provided for non-regulated water and wastewater systems owned by private companies and municipalities. The Company negotiates formal agreements with the customers under which the Company provides operating, maintenance and customer billing services related to the customers’ water system. The formal agreements outline a fee schedule for the services provided. The agreements typically call for a fee-per-service or a flat-rate amount per month. The Company satisfies its performance obligation of providing contract operating and maintenance services over time as services are rendered; as a result, the Company employs the invoice practical expedient and recognizes revenue in the amount that it has the right to invoice. Contract terms are generally short-term and, as a result, no separate financing component is recognized for its collections from customers, which generally require payment within 30 days of billing.
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
The following table presents the activity in the allowance for credit losses for the six months ended June 30, 2025 and twelve months ended December 31, 2024:

	June 30, 2025	December 31, 2024
Beginning balance	$4,128	$2,854
Provision for credit loss expense	1,663	5,890
Write-offs	(2,498)	(5,054)
Recoveries	290	438
Total ending allowance balance	$3,583	$4,128
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the unaudited Condensed Consolidated Statements of Cash Flows (see Note 9 for further details on restricted cash):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$50,539	$50,121
Restricted cash	45,617	45,566
Total cash, cash equivalents, and restricted cash	$96,156	$95,687
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

Note 3. Stock-Based Compensation
The Company’s 2024 Equity Incentive Plan (2024 Equity Plan) was adopted by the Board of Directors and approved by stockholders on May 29, 2024. The Company reserved 1,600,000 shares of common stock for awards the Company is authorized to issue pursuant to the 2024 Equity Plan. In addition, the Board of Directors reauthorized 158,950 shares for issuance under its legacy equity incentive plan.
In March of 2025, the Company granted RSAs to Officers and members of the Board of Directors (Directors). Generally, an RSA represents the right to receive a share of the Company’s common stock and is valued based on the fair market value of the Company’s common stock at the date of grant. The 2025 RSAs granted to Officers vest over 36 months with the first 12 months cliff vesting and the remaining RSAs vesting quarterly thereafter. RSAs granted to the Directors in 2025 vest at the end of 12 months. The 2025 RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to the Directors. As of June 30, 2025, there was approximately $3.5 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.8 years.
A summary of the status of the outstanding RSAs as of June 30, 2025 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2025	70,349	$50.63
Granted	60,956	46.57
Vested	(44,717)	46.56
RSAs at June 30, 2025	86,588	$47.88
In March of 2025, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. Generally, an RSU represents the right to receive a share of the Company’s common stock. Each award reflects a target number of shares of common stock that may be issued to the award recipient. The 2025 RSU awards may be earned upon the completion of a 36-month performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The 2025 performance objectives are based on the Company’s business plan covering the performance period. The two performance objectives for the 2025 to 2027 performance period include 1) achieving targets indicative of stockholder return and 2) achieving targets associated with PFAS investment in water monitoring and treatment as well as water contamination cost recovery. Depending on the results achieved during the 36-month performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target RSUs granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 36-month performance period using a fair market value of the Company’s common stock at the date of grant and an estimated number of RSUs earned during the performance period. As of June 30, 2025, there was approximately $5.7 million of total unrecognized compensation cost related to outstanding RSUs under the program. The cost is expected to be recognized over a weighted average period of 1.9 years.
A summary of the status of outstanding RSUs as of June 30, 2025 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2025	133,666	$52.75
Granted	84,039	46.57
Performance criteria adjustment	4,352	45.45
Vested	(31,313)	45.45
Forfeited	(4,593)	52.34
RSUs at June 30, 2025	186,151	$49.43
The Company has recorded compensation costs for the RSAs and RSUs that are included in administrative and general operating expenses in the amount of $1.3 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $2.6 million and $1.1 million, respectively.

Note 4. Equity
On May 14, 2025, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million (2025 Equity Agreement) from time to time, depending on market conditions, through an at-the-market equity program over the succeeding three years. The 2025 Equity Agreement replaced the previous agreement that ended in the second quarter of 2025. Pursuant to the terms of the 2025 Equity Agreement, the Company may enter into forward sale agreements with forward counterparties. The Company intends to use the net proceeds from equity sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. During the six months ended June 30, 2025, the Company did not utilize the at-the-market equity program.
During the six months ended June 30, 2024, the Company sold 1,000,000 shares of common stock through its previous at-the-market equity program and raised proceeds of $52.0 million, net of $0.5 million in commissions paid under the equity distribution agreement.
The Company’s changes in total equity for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at March 31, 2025	59,570	$596	$967,689	$668,023	$(7,063)	$2,744	$1,631,989
Net income (loss)	—	—	—	42,168	—	(118)	42,050
Issuance of common stock	14	—	1,392	—	—	—	1,392
Repurchase of common stock	(3)	—	(105)	—	—	—	(105)
Dividends paid on common stock ($0.30 per share)	—	—	—	(17,872)	—	—	(17,872)
Other comprehensive income, net of tax (a)	—	—	—	—	154	—	154
Investment in business with noncontrolling interest	—	—	(156)	—	—	156	—
Distribution to noncontrolling interest	—	—	—	—	—	(339)	(339)
Balance at June 30, 2025	59,581	$596	$968,820	$692,319	$(6,909)	$2,443	$1,657,269

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2025	59,484	$595	$966,975	$674,918	$(7,217)	$3,015	$1,638,286
Net income (loss)	—	—	—	55,499	—	(247)	55,252
Issuance of common stock	124	1	3,525	—	—	—	3,526
Repurchase of common stock	(27)	—	(1,214)	—	—	—	(1,214)
Dividends paid on common stock ($0.64 per share)	—	—	—	(38,098)	—	—	(38,098)
Other comprehensive income, net of tax (a)	—	—	—	—	308	—	308
Investment in business with noncontrolling interest	—	—	(466)	—	—	466	—
Distribution to noncontrolling interest	—	—	—	—	—	(791)	(791)
Balance at June 30, 2025	59,581	$596	$968,820	$692,319	$(6,909)	$2,443	$1,657,269

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at March 31, 2024	57,754	$578	$876,894	$603,326	$(13,366)	$3,405	$1,470,837
Net income (loss)	—	—	—	40,551	—	(174)	40,377
Issuance of common stock	1,073	10	52,923	—	—	—	52,933
Repurchase of common stock	(2)	—	(93)	—	—	—	(93)
Dividends paid on common stock ($0.28 per share)	—	—	—	(16,172)	—	—	(16,172)
Amounts reclassified to earnings (a)	—	—	—	—	298	—	298
Investment in business with noncontrolling interest	—	—	(348)	—	—	348	—
Distribution to noncontrolling interest	—	—	—	—	—	(489)	(489)
Balance at June 30, 2024	58,825	$588	$929,376	$627,705	$(13,068)	$3,090	$1,547,691

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2024	57,724	$577	$876,583	$549,573	$—	$3,579	$1,430,312
Net income (loss)	—	—	—	110,468	—	(401)	110,067
Issuance of common stock	1,128	11	54,429	—	—	—	54,440
Repurchase of common stock	(27)	—	(1,235)	—	—	—	(1,235)
Dividends paid on common stock ($0.56 per share)	—	—	—	(32,336)	—	—	(32,336)
Adjustment for unrecoverable pension benefit plan costs	—	—	—	—	(13,663)	—	(13,663)
Amounts reclassified to earnings (a)	—	—	—	—	595	—	595
Investment in business with noncontrolling interest	—	—	(401)	—	—	401	—
Distribution to noncontrolling interest	—	—	—	—	—	(489)	(489)
Balance at June 30, 2024	58,825	$588	$929,376	$627,705	$(13,068)	$3,090	$1,547,691
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

Cash contributions made by the Company to the pension plans were $3.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. No cash contributions were made by the Company to the other postretirement benefit plans for the six months ended June 30, 2025 and 2024, respectively. The Company estimates in 2025 that the annual contribution to the pension plans will be $5.2 million and no cash annual contribution will be made to the other postretirement plans.
The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified SERP. The data listed under “other benefits” is for all other postretirement benefit plans.

	Pension Plan		Other Benefits
	Three Months Ended June 30,
	2025	2024	2025	2024
Service cost	$5,207	$5,648	$1,408	$1,520
Interest cost	9,553	8,881	1,773	1,684
Expected return on plan assets	(12,793)	(13,236)	(3,197)	(2,987)
Amortization of prior service cost	131	131	39	39
Recognized net actuarial loss (gain)	194	189	(522)	(198)
Net periodic benefit cost (credit)	$2,292	$1,613	$(499)	$58

	Pension Plan		Other Benefits
	Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$10,414	$11,296	$2,816	$3,040
Interest cost	19,106	17,762	3,546	3,368
Expected return on plan assets	(25,586)	(26,472)	(6,394)	(5,974)
Amortization of prior service cost	262	262	78	78
Recognized net actuarial loss (gain)	388	378	(1,044)	(396)
Net periodic benefit cost (credit)	$4,584	$3,226	$(998)	$116

The service cost portion of the pension plan and other postretirement benefit plans is recognized in administrative and general expenses within the unaudited Condensed Consolidated Statements of Operations. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial losses (gains) and are reported together as other components of net periodic benefit cost in other income and expenses within the unaudited Condensed Consolidated Statements of Operations.
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
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of June 30, 2025, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.

Outstanding borrowings on the Company line of credit as of June 30, 2025 and December 31, 2024 were $65.0 million and $40.0 million, respectively. Outstanding borrowings on the Cal Water line of credit as of June 30, 2025 and December 31, 2024 were $295.0 million and $165.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the six months ended June 30, 2025 was 5.33% compared to 6.38% for the same period last year.
Note 7. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax expense	$8,667	$9,995	$11,405	$26,854
Income tax expense decreased $1.3 million and $15.4 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. The decrease in income tax expense is primarily due to the decrease in pre-tax operating income, which resulted from the 2021 CA GRC decision in the first three months of 2024.
The Company’s effective tax rate was 17.1% and 19.6% before discrete items as of June 30, 2025 and June 30, 2024, respectively. The decrease in the effective tax rate was primarily due to the recognition of income related to the 2021 CA GRC decision in the first three months of 2024.
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the Act) was signed into law. Aspects of the Act contain technical matters that require management to interpret the legislation and make judgments until further guidance becomes available. The Company is currently evaluating the impact of the Act, changes in interpretations, and guidance on legislative intent to the Company’s consolidated financial statements. As the legislation was signed into law after the close of the Company’s second quarter, the impacts, if any, are not included in the Company’s operating results for the six months ended June 30, 2025.
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this new law temporarily disallows the use of state net operating losses for years beginning in 2024 through 2026.
The Company had unrecognized tax benefits of approximately $19.9 million and $17.0 million as of June 30, 2025 and 2024, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2025 and 2024, is $5.6 million and $5.1 million, respectively, of tax benefits that, if recognized, would result in an increase to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 8. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of June 30, 2025 and December 31, 2024:

	Recovery Period	June 30, 2025	December 31, 2024
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	$178,279	$178,279
IRMA long-term accounts receivable	Various	35,084	46,278
MWRAM long-term regulatory asset	1 - 2 years	31,308	16,353
Asset retirement obligations, net	Indefinite	30,322	28,883
Other accrued benefits	Indefinite	26,702	25,439
Tank coating	Various	19,753	21,477
General District Balancing Account receivable	Various	9,609	9,393
Customer Assistance Program and Rate Support Fund accounts receivable	1 year	8,767	9,910
Incremental Cost Balancing Accounts (ICBA)	1 year	6,708	8,251
Net WRAM and Modified Cost Balancing Account (MCBA) long-term accounts receivable	Various	3,657	3,633
Recoverable property losses	Various	2,297	2,633
Other regulatory assets	Various	7,433	6,877
Total Regulatory Assets		$359,919	$357,406
Regulatory Liabilities
Cost of removal		$503,820	$483,108
Pension and retiree group health		173,964	174,708
Future tax benefits due to customers		104,861	106,184
Other components of net periodic benefit cost		21,194	18,287
Pension Cost Balancing Account		16,048	14,143
PFAS settlement proceeds		8,458	—
ICBA		4,884	6,003
Health Cost Balancing Account		4,341	3,630
Net WRAM and MCBA long-term payable		3,089	3,064
Conservation Expense Balancing Account		2,889	3,294
Other regulatory liabilities		2,109	2,130
Total Regulatory Liabilities		$845,657	$814,551
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $63.2 million as of June 30, 2025 and $55.9 million as of December 31, 2024. The short-term regulatory assets as of June 30, 2025 primarily consisted of IRMA, MWRAM, and ICBA receivables. As of December 31, 2024, the short-term regulatory assets primarily consisted of IRMA and MWRAM receivables. The short-term regulatory assets are included in current assets under regulatory balancing accounts on the unaudited Condensed Consolidated Balance Sheets.
The short-term portion of regulatory liabilities was $17.6 million as of June 30, 2025 and $22.6 million as of December 31, 2024. The short-term regulatory liabilities as of June 30, 2025 consisted of Tax Cuts and Jobs Act (TCJA) regulatory liabilities, ICBA regulatory liabilities, PFAS settlement proceeds (see Note 9, Commitments and Contingencies), and IRMA regulatory liabilities. As of December 31, 2024, the short-term regulatory liabilities primarily consisted of TCJA regulatory liabilities, ICBA regulatory liabilities, and IRMA regulatory liabilities. The short-term regulatory liabilities are included in current liabilities under regulatory balancing accounts on the unaudited Condensed Consolidated Balance Sheets.

The PFAS settlement proceeds in the table above represents amounts the Company does not expect to reclassify to Contributions in Aid of Construction (CIAC) in the next 12 months. The Company is required by the Commissions to provide the benefit of the PFAS settlement proceeds to customers through CIAC once PFAS related remediation projects are placed in service. Since the Company is required to provide the benefit of the settlement proceeds to customers, the Company recorded the PFAS settlement proceeds as a regulatory liability and will reclassify them to CIAC once the related projects are placed in service.
Note 9. Commitments and Contingencies
Commitments
The Company has long-term commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
On August 16, 2022, BVRT, a majority owned subsidiary of Texas Water, through BVRT’s wholly owned subsidiary, Camino Real Utility (Camino Real), entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA). The Company has provided a limited guarantee to GBRA for agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real. GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of June 30, 2025, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the unaudited Condensed Consolidated Balance Sheets. The Company currently expects the committed cash to be transferred to GBRA before the end of 2025.
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
The Company is a party to four separate class-action settlements with the following companies: 3M Company; E.I. Du Pont de Nemours and Company (n/k/a EIDP, Inc.), DuPont de Nemours, Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, DuPont); Tyco Fire Products LP; and BASF Corporation. These settlements are designed to resolve certain claims for PFAS contamination of drinking water in active public water systems. The Company plans to use settlement proceeds received, net of fees and expenses, to offset capital expenditures required to comply with the PFAS drinking water regulations. In May of 2025, the Company received $10.6 million of proceeds, net of legal fees and expenses, from a settlement with 3M Company. This was the first of ten unequal settlement installments that the Company expects to receive from 3M Company. The second installment is expected to be received from 3M Company in late 2025 and the remaining installments are expected to be received annually thereafter. Proceeds from settlements with DuPont, Tyco Fire Products LP, and BASF Corporation are expected to be received beginning in late 2025. The Company intends to allocate the proceeds on a prorated basis to identified PFAS projects.

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

	June 30, 2025
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,176,513	$—	$1,007,711	$—	$1,007,711

	December 31, 2024
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,176,993	$—	$998,401	$—	$998,401

Note 11. Accumulated Other Comprehensive Loss
The table below presents changes in Accumulated Other Comprehensive Loss (AOCL), net of tax, by component for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$(7,063)	$(13,366)	$(7,217)	$—
Other comprehensive loss before reclassifications	—	—	—	(13,663)
Amounts reclassified from AOCL	154	298	308	595
Ending balance	$(6,909)	$(13,068)	$(6,909)	$(13,068)
The table below presents amounts reclassified out of AOCL by component and the unaudited Condensed Consolidated Statements of Operations location of those amounts reclassified during the three and six months ended June 30, 2025 and 2024, respectively.

	Amount Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of defined benefit pension items (1)
Prior service cost	$(21)	$(20)	$(41)	$(40)
Net actuarial loss	235	318	469	635
Total before tax	214	298	428	595
Tax benefit (2)	(60)	—	(120)	—
Total reclassification for the period, net of tax	$154	$298	$308	$595
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise stated)
FORWARD-LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this quarterly report include, but are not limited to, statements describing our intention, indication or expectation regarding our financial performance, dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, regulatory compliance, decisions, approvals, authorizations, requirements or other actions, including plans and proposals pursuant to and timing of the California Water Service Company (Cal Water)’s general rate case (GRC) filed on July 8, 2024 (2024 CA GRC), rate amounts, cost recovery or refunds, certain per- and polyfluoroalkyl substances (PFAS) regulations, and associated impacts, such as our expected or estimated revenue, our intentions regarding recovery billing, our expectations regarding regulatory asset and operating revenue recognition, sources of funding or capital requirements, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, estimates and assumptions relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations or assumptions regarding employee benefit plans and stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings, our expectations, intentions or anticipations regarding our sources of funding, capital structure, including authorized return on equity, cost of debt and rate of return, or capital allocation plans, our intentions regarding growth opportunities or our expectations regarding the amount, timing, and use of settlement proceeds relating to certain PFAS-contamination claims. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results or outcomes may vary materially from what is contained in a forward-looking statement.
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•the outcome and timeliness of regulatory commissions’ actions concerning rate relief and other matters, including with respect to the 2024 CA GRC;
•the impact of opposition to rate increases;
•our ability to recover costs;
•Federal governmental and state regulatory commissions’ decisions, including decisions on proper disposition of property;
•changes in state regulatory commissions’ policies and procedures, such as the California Public Utilities Commission (CPUC)’s decision in 2020 to preclude companies from proposing full decoupling (which impacted Cal Water’s 2021 GRC (2021 CA GRC));
•changes in California State Water Resources Control Board (Water Board) water quality standards;
•changes in environmental compliance and water quality requirements, such as the United States Environmental Protection Agency’s (EPA) finalization of a National Primary Drinking Water Regulation establishing legally enforceable maximum contaminant levels (MCL) for PFAS in drinking water in 2024 as well as legal challenges to such MCLs;

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
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, changes in tariff policy and uncertainty regarding tariffs and other retaliatory trade measures, the interest rate environment, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts;
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
For the six months ended June 30, 2025, there were no material changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
Income taxes
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the Act) was signed into law. Aspects of the Act contain technical matters that require management to interpret the legislation and make judgments until further guidance becomes available. We are currently evaluating the impact of the Act, changes in interpretations, and guidance on legislative intent to our consolidated financial statements.
RESULTS OF OPERATIONS
Overview
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the three months ended June 30, 2025 was $42.2 million or $0.71 earnings per diluted common share, compared to net income of $40.6 million or $0.70 earnings per diluted common share for the three months ended June 30, 2024. The $1.6 million increase in net income was primarily the result of an increase in operating revenue of $20.7 million primarily due to rate increases and an increase in customer usage. This was partially offset by an increase in total operating expenses of $17.0 million. The total operating expenses increase was primarily due to an increase in water production costs of $7.9 million, an increase in other operations expense of $6.1 million, and an increase in depreciation and amortization expenses of $3.1 million.
Net income attributable to California Water Service Group for the six months ended June 30, 2025 was $55.5 million or $0.93 earnings per diluted common share, compared to net income of $110.5 million or $1.90 earnings per diluted common share for the six months ended June 30, 2024. The $55.0 million decrease in net income was primarily due to a decrease in operating revenue of $46.1 million primarily as a result of the cumulative adjustment in the first six months of 2024 for the impacts of the 2021 CA GRC delayed approval, partially offset by rate increases and an increase in customer usage. Additionally, total operating expenses increased $5.8 million. The total operating expense increase was primarily due to increases in other operations expense of $8.0 million, water production costs of $6.7 million, and depreciation and amortization expenses of $6.2 million. The increases were partially offset by a decrease in income tax expense of $16.3 million primarily due to lower pre-tax income.

Operating Revenue
For the three months ended June 30, 2025, operating revenue increased $20.7 million, or 8.5%, to $265.0 million as compared to $244.3 million for the three months ended June 30, 2024.
For the six months ended June 30, 2025, operating revenue decreased $46.1 million, or 9.0%, to $468.9 million as compared to $515.0 million for the six months ended June 30, 2024.
The sources of the change in operating revenue were:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 vs. 2024	2025 vs. 2024
Net change due to rate changes, usage, and other (1)	$30,312	$58,612
Interim Rates Memorandum Account (IRMA) revenue (2)	(7,932)	(88,596)
Monterey-Style Water Revenue Adjustment Mechanism (MWRAM) revenue (3)	(1,535)	(17,791)
Deferred revenue (4)	(190)	1,654
Net operating revenue change	$20,655	$(46,121)
1.The net change due to rate changes, usage, and other for the three months ended June 30, 2025 was primarily due to rate increases of $23.9 million and an increase in customer usage of $7.0 million. For the six months ended June 30, 2025, the net change was due to rate changes, usage, and other was primarily driven by rate increases of $45.5 million, an increase in customer usage of $8.7 million, the recognition of Palos Verdes Pipeline Memorandum Account related revenue of $3.8 million (see “Palos Verdes Peninsula Water Reliability Project” in Regulatory Matters below for more details), and an increase in accrued and unbilled revenue of $1.3 million due to an increase in rates. This was partially offset by $2.4 million of other 2023 revenue recorded in the first six months of 2024 as a result of the resolution of the 2021 CA GRC that did not recur in the first six months of 2025.
2.Due to the delay in the resolution of the 2021 CA GRC, the CPUC authorized Cal Water to track in an IRMA the variances between actual customer billings and those that would have been billed assuming the 2021 CA GRC had been effective January 1, 2023. Such variances were recorded as regulatory balancing account revenue. The 2021 CA GRC was approved in March of 2024 and final rates for the 2021 CA GRC were implemented on May 31, 2024. As a result, Cal Water recorded IRMA revenue of $7.9 million for the three months ended June 30, 2024. For the six months ended June 30, 2024, Cal Water recorded IRMA revenue of $88.6 million of which $67.6 million is attributable to 2023, including $17.3 million and $28.4 million that was attributable to the three and six months ended June 30, 2023.
3.MWRAM revenue is the variance between actual metered sales billed through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. In March of 2024, Cal Water received approval of the 2021 CA GRC which authorized the use of the MWRAM effective January 1, 2023. For the three months ended June 30, 2025 and 2024, Cal Water recorded MWRAM revenue of $6.7 million and $8.2 million, respectively. For the six months ended June 30, 2025 and 2024, Cal Water recorded MWRAM revenue of $21.5 million and $39.3 million, respectively. Of the $39.3 million recorded MWRAM revenue for the six months ended June 30, 2024, $17.4 million is attributable to 2023, including $7.4 million and $18.0 million that was attributable to the three and six months ended June 30, 2023.
4.Deferred revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which the sales transaction occurred. Deferred revenue for the six months ended June 30, 2025 decreased and revenue increased by $1.7 million due to a change in the amount expected to be collected beyond 24 months.
Total Operating Expenses
For the three months ended June 30, 2025, total operating expenses increased $17.0 million, or 8.7%, to $213.1 million, as compared to $196.1 million for the three months ended June 30, 2024. The increase was primarily due to increases in water production costs, other operations expense, and depreciation and amortization expense, partially offset by lower income tax expense.

For the six months ended June 30, 2025, total operating expenses increased $5.8 million, or 1.5%, to $394.8 million, as compared to $389.0 million for the six months ended June 30, 2024. The increase was primarily due to increases in water production costs, other operations expense, and depreciation and amortization expense, partially offset by lower income tax expense.
Sources of Supply
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Well production	53%	49%	53%	51%
Purchased	43%	45%	45%	45%
Surface	4%	6%	2%	4%
Total	100%	100%	100%	100%
Water Production Costs
Water production costs increased $7.9 million, or 10.1%, for the three months ended June 30, 2025 as compared to the same period in the prior year primarily due to an increase in wholesale rates and higher customer usage.
Water production costs increased $6.7 million, or 4.7%, for the six months ended June 30, 2025 as compared to the same period in the prior year primarily due to an increase in wholesale rates and higher customer usage, partially offset by a decrease of $6.5 million related to the recording of Incremental Cost Balancing Accounts (ICBA) expense in the first six months of 2024 attributable to fiscal year 2023 due to the delayed decision in our 2021 CA GRC. The $6.5 million attributable to fiscal year 2023 included $1.7 million and $2.9 million, respectively, attributable to water production costs for the three and six months ended June 30, 2023.
The components of water production costs are shown in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Purchased water	$67,225	$60,397	$6,828	$116,228	$110,707	$5,521
Purchased power	11,895	11,890	5	20,205	20,925	(720)
Pump taxes	6,383	5,357	1,026	12,061	10,197	1,864
Total	$85,503	$77,644	$7,859	$148,494	$141,829	$6,665
Other Operations
Other operations expenses increased $6.1 million, or 23.7%, for the three months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $3.9 million increase in bad debt expense, a $1.0 million increase in labor expense, and a $0.5 million increase in software expense. The increase in bad debt expense was primarily due to lower bad debt expense in 2024 as a result of applying arrearage funds to eligible, previously written-off accounts.
Other operations expenses increased $8.0 million, or 15.2%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $4.2 million increase in bad debt expense, a $1.3 million increase in labor expense, a $0.6 million increase in miscellaneous office expenses, and a $0.6 million increase in software expense. These increases were partially offset by a $0.6 million reduction in conservation program expenses. The increase in bad debt expense was primarily due to lower bad debt expense in 2024 as a result of applying arrearage funds to eligible, previously written-off accounts.
Depreciation and Amortization
Depreciation and amortization expense increased $3.1 million and $6.2 million for the three and six months ended June 30, 2025, as compared to the same periods in 2024. These increases were primarily due to utility plant placed in service in 2024.

Income Tax Expense
Income tax expense decreased $1.8 million and $16.3 million for the three and six months ended June 30, 2025, as compared to the same periods in 2024. The decreases in income tax expenses were primarily due to decreases in pre-tax operating income for the three and six months ended June 30, 2025, compared to the same periods in 2024.
REGULATORY MATTERS
California Regulatory Activity
2024 CA GRC Application
On July 8, 2024, Cal Water submitted Infrastructure Improvement Plans (the Plans) for its California districts for the period of 2025 to 2027 in its 2024 CA GRC application with the CPUC. The application also proposes a Low-Use Water Equity Program, that would, if approved as filed, decouple revenue from water sales, to assist low-water-using, lower-income customers.
The required, triennial filing begins an approximately 18-month review process by the CPUC, which will analyze the Plans, operating budget proposals, and the Low-Use Water Equity Program to establish water rates for 2026 to 2028 that reflect the cost of providing safe, reliable water service. Associated rates set by the CPUC would become effective no sooner than January 2026. Cal Water has concluded an initial pre-hearing conference and an Administrative Law Judge (ALJ) and Commissioner have been assigned to the case. The Commissioner issued the Scoping Memo and Ruling in November 2024 identifying the issues to be addressed and setting the schedule for the proceeding. At the start of 2025, public participation hearings were conducted and Cal Water received California Public Advocate’s testimony responding to the 2024 CA GRC application. Cal Water submitted rebuttal testimony in late March 2025. The Assigned Commissioner also issued an Amended Scoping Memo and Ruling on March 13, 2025 granting in part Cal Water’s request to modify the ex-parte rules, and denying Cal Water’s request to modify the issues within the scope of the proceeding. Settlement discussions took place during April 2025, and hearings before the ALJ occurred in May 2025. After the hearings, the ALJ issued a ruling requesting additional information that parties to the proceeding responded to in June 2025. Briefs were filed on July 7, 2025 and reply briefs were filed on July 28, 2025. A final law and motion hearing is scheduled for August 5, 2025 at which point the case is expected to be submitted to the ALJ to draft a proposed decision.
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
•Infrastructure replacements to help provide reliable delivery of water service.
•Equipment such as generators to help withstand power outages and shutoffs, and solar installation projects to help reduce Cal Water’s dependency on the electric power grid and lessen the Company’s environmental footprint.
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
Escalation Increase Requests
As a part of the decision on the 2021 CA GRC, Cal Water was authorized to request annual escalation rate increases for 2025 for those districts that passed the CPUC’s earnings test. In November of 2024, Cal Water requested 2025 escalation rate increases for 18 of its regulated districts. The increase in annual adopted gross revenue associated with the November 2024 filing was $27.2 million. The new rates were implemented on January 1, 2025.
Rate Base Offset Requests
For construction projects authorized in the 2021 CA GRC as advice letter projects, Cal Water is allowed to request rate base offsets to increase revenues after the project goes into service. In October of 2024, Cal Water submitted a $5.7 million rate base offset advice letter to recover $0.9 million of annual revenue increases in 9 of its regulated districts. The new rates were implemented on January 1, 2025.
In May of 2025, Cal Water submitted a $11.4 million rate base offset advice letter to recover $1.6 million of annual revenue increases in all of its regulated districts (excluding Grand Oaks). The new rates were implemented on July 1, 2025.
Expense Offset Requests
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In October of 2024, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes in 8 of its regulated districts totaling $17.1 million. The new rates were implemented on January 1, 2025.
In June of 2025, Cal Water submitted an advice letter to request expense offsets for increases in purchased water costs and pump taxes in 5 of its regulated districts totaling $5.1 million. The new rates were implemented on July 1, 2025.
In July of 2025, Cal Water submitted an advice letter to request expense offsets for increases in purchased water costs and pump taxes in 2 of its regulated districts totaling $2.6 million. The new surcharges are expected to be implemented on August 1, 2025.
PFAS
In June of 2025, Cal Water filed an application with the CPUC requesting authorization to spend $125.0 million (net of litigation settlement proceeds after deducting fees and expenses) for PFAS treatment in 6 of its regulated districts in 2026 and 2027. The associated requested annual revenue increase for 2027 and 2028 is $6.7 million and $9.0 million, respectively. The impact to the annual revenue requirement is expected to be adjusted downwards for additional litigation proceeds that Cal Water receives. The application also includes a proposal for the amortization of incremental costs tracked in the PFAS memorandum account for these 6 regulated districts totaling $2.5 million.
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
Regulatory Activity - Other States
Washington Water Service – Stroh’s 2025 Rate Case
On March 22, 2025, the Washington Utilities and Transportation Commission approved a tariff update for the Stroh’s water system to increase revenues by $0.2 million. The general rate increase was approved on May 22, 2025, implemented into rates over two years. The first implementation of new rates was effective May 23, 2025, and the second implementation of new rates is effective May 23, 2026.
Hawaii Water Service – 2024 Ka’anapali General Rate Case (2024 Ka’anapali GRC)
During the first quarter of 2025, a settlement was reached in the 2024 Ka’anapali GRC between Hawaii Water and the Hawaii Division of Consumer Advocacy. The settlement calls for total test year revenue requirement of $7.5 million, representing an increase over the $6.4 million previously approved, on rate base of $13.4 million. The settlement agreement was filed with the Hawaii Public Utilities Commission and was approved on April 7, 2025. The updated rate tariff was effective on April 18, 2025.

Hawaii Water Service - Waikoloa 2024 Rate Case
In October of 2024, Hawaii Water filed a rate case with the Hawaii Public Utility Commission to increase revenues across the five Waikoloa water systems by $5.3 million. In May of 2025, the Division of Consumer Advocates filed testimony supporting a $4.3 million revenue increase, and Hawaii Water filed its rebuttal on July 11, 2025. In its rebuttal, Hawaii Water revised its requested revenue to a $4.9 million increase.
Texas Water Service
In June 2024, BVRT filed a general rate case for 5 utilities with the Public Utility Commission of Texas (PUCT). Consumer advocates reviewed and filed their reports in April and May of 2025, and BVRT filed a rebuttal in June of 2025. A settlement was reached and is pending PUCT approval. The initial phase of the new rates was implemented on July 25, 2025.
LIQUIDITY
Cash Flow from Operating Activities
During the six months ended June 30, 2025, we generated cash flow from operations of $87.4 million compared to $120.9 million for the same period in 2024. The decrease in the first six months of 2025 as compared to the same period in 2024 is primarily due to the receipt of $83.0 million from California’s Extended Water and Wastewater Arrearages Payment Program in 2024. This was partially offset by an increase in cash collections in the first six months of 2025 as compared to 2024 due to an increase in customer rates and the recovery of MWRAM and IRMA receivables that were recorded in 2024 due to the resolution of the 2021 CA GRC. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the six months ended June 30, 2025, we made cash contributions of $3.3 million to our employee pension plan and did not make any cash contribution to our other postretirement benefit plans. During the six months ended June 30, 2024, we made cash contributions of $0.2 million to our employee pension plan and did not make any cash contribution to our other postretirement benefit plans. The 2025 estimated cash contribution to the employee pension plan is expected to be approximately $5.2 million and no cash contributions are expected to be made for the other postretirement benefits plans.
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
Cash Flow from Investing Activities
During the six months ended June 30, 2025 and 2024, we used $229.5 million and $214.4 million, respectively, of cash for Company-funded and developer-funded utility capital expenditures. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2025, our utility capital expenditures are estimated to be between $450.0 million and $550.0 million based on the 2024 CA GRC and expected capital needs in the other subsidiaries.
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 was $142.4 million compared to $91.1 million for the same period in 2024. For the six months ended June 30, 2025 and 2024, we paid dividends of $38.1 million and $32.3 million, respectively. For the six months ended June 30, 2025, we issued $1.3 million of Company common stock through our employee stock purchase plan. For the six months ended June 30, 2024, we issued $52.0 million of Company common stock through our at-the-market equity program and $1.4 million through our employee stock purchase plan. For the six months ended June 30, 2025, we also received $10.6 million in initial PFAS settlement proceeds.
For the six months ended June 30, 2025 and 2024, we borrowed $410.0 million and $295.0 million, respectively, on our unsecured revolving credit facilities. We made repayments on our unsecured revolving credit facilities of $255.0 million and $230.0 million during the six months ended June 30, 2025 and 2024, respectively.

The net IRMA, MWRAM, Water Revenue Adjustment Mechanism and Modified Cost Balancing Account receivable balances were $118.4 million and $134.2 million as of June 30, 2025 and 2024, respectively. The receivable balances were primarily financed by Cal Water using short-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short-term financing rates.
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
As of June 30, 2025 and December 31, 2024, short-term borrowings of $360.0 million and $205.0 million, respectively, were outstanding on the Company and Cal Water facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of unrestricted cash are maintained for Washington Water, New Mexico Water, Hawaii Water and Texas Water.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ debt portion of the Company’s consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more to one (each as defined in the respective credit agreements). As of June 30, 2025, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
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

Summarized Statement of Operations
(in thousands)	Six Months Ended June 30, 2025		Twelve Months Ended December 31, 2024
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$429,457	$—	$956,447	$—
Gross profit	$290,351	$—	$663,270	$—
Income from operations	$77,649	$385	$228,066	$(2,120)
Equity in earnings of guarantor	$—	$52,126	$—	$174,979
Net income	$58,365	$55,195	$193,485	$179,022

Summarized Balance Sheet Information
(in thousands)	As of June 30, 2025		As of December 31, 2024
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$277,165	$7,792	$239,632	$7,146
Intercompany receivable from Non-guarantors	5,999	65,640	6,031	53,969
Other assets	656,845	1,358,554	650,395	1,337,468
Long-term intercompany receivable from Non-issuers	—	124,056	—	110,802
Net utility plant	3,966,582	—	3,816,513	—
Total assets	$4,906,591	$1,556,042	$4,712,571	$1,509,385

Current liabilities	$590,969	$66,373	$471,432	$42,987
Intercompany payable to Non-guarantors and Guarantor	3,869	2,605	1,001	—
Long-term debt	1,103,928	—	1,104,454	—
Other liabilities	1,850,719	3,146	1,799,854	3,146
Total liabilities	$3,549,485	$72,124	$3,376,741	$46,133
Dividends
During the six months ended June 30, 2025, our quarterly common stock dividend payments were $0.64 per share, which includes a one-time special dividend in the amount of $0.04 per share, compared to $0.56 per share for the six months ended June 30, 2024. For the full year 2024, the payout ratio was 34.3% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income.
At the July 30, 2025 meeting, the Company’s Board of Directors declared the third quarter dividend of $0.30 per share payable on August 22, 2025, to stockholders of record on August 11, 2025. This was our 322nd consecutive quarterly dividend.
2025 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity.
The Company and Cal Water have a syndicated unsecured revolving line of credit of $200.0 million and $400.0 million, respectively, for short-term borrowings. As of June 30, 2025, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $135.0 million and $105.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $27.77 at June 30, 2025 compared to $27.49 at December 31, 2024. There were approximately 1,673 stockholders of record for our common stock as of May 12, 2025.

Utility Plant Expenditures
During the six months ended June 30, 2025, utility plant expenditures totaled $229.5 million, including Company-funded projects of $216.7 million and developer-funded projects of $12.8 million. For 2025, we estimate utility capital expenditures to be between $450.0 million and $550.0 million based on the 2024 CA GRC and expected capital needs in the other subsidiaries.
As of June 30, 2025, construction work in progress was $432.0 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
PFAS Settlement Proceeds
See Note 9. Commitments and Contingencies for details on settlement proceeds from PFAS manufacturers.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our average annual groundwater extraction from adjudicated groundwater basins approximates 7.8 billion gallons or 14.9% of our total average annual (2023 to 2024) water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our average annual groundwater extraction from managed groundwater basins approximates 29.6 billion gallons or 56.4% of our total average annual (2023 to 2024) water supply pumped from wells. Many managed groundwater basins we extract water from have groundwater recharge facilities for which we financially support the recharge activities by paying well pump taxes. For the six months ended June 30, 2025 and 2024, our well pump taxes were $12.1 million and $10.2 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGMA). The law and its implementing regulations required most basins to create a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGMA provisions are fully implemented, all the Company’s California groundwater will be produced from sustainably managed and/or adjudicated basins.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of May 1, 2025, the State of California snowpack water content in California’s northern Sierra region for the 2024-2025 water year was 82% of long-term averages (per the California Department of Water Resources). The northern Sierra region is the most important for the state’s urban water supplies. The central and southern portions of the Sierras have recorded 75% and 54%, respectively, of long-term averages. Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2025 and thereafter. However, water rationing may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes or by installing the best available technologies.

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
In April of 2024, the U.S. Environmental Protection Agency (EPA) finalized a National Primary Drinking Water Regulation establishing legally enforceable levels, known as maximum contaminant levels (MCLs), for six PFAS in drinking water. Under the PFAS regulation, water utilities across the country are required to complete initial PFAS monitoring by 2027 and to implement treatment for sources exceeding the MCL by 2029. In May of 2025, the EPA announced its intention to rescind the regulations for four of the PFAS compounds, and to extend the compliance date to 2031. The EPA plans to issue a proposed rule in late 2025 and finalize the rule in the Spring of 2026. We estimate a capital investment of approximately $226.0 million will be required to comply with the regulation.
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
CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2025, there were no material changes in contractual obligations outside the normal course of business.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
1.1
Equity Distribution Agreement, dated as of May 14, 2025, between California Water Service Group and Robert W. Baird & Co. Incorporated, BofA Securities, Inc, Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC, Blaylock Van, LLC and Samuel A. Ramirez & Company, Inc., et al. (Exhibit 1.1 to the Current Report on Form 8-K filed May 15, 2025)

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

CALIFORNIA WATER SERVICE GROUP
Registrant

July 31, 2025	By:	/s/ James P. Lynch
James P. Lynch
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)