Form 10-Q
period 2025-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2025-10-30
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 20, 2025, there were 59,591,341 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	September 30, 2025	December 31, 2024
ASSETS
Utility plant:
Utility plant	$5,762,800	$5,400,489
Less accumulated depreciation and amortization	(1,318,798)	(1,241,785)
Net utility plant	4,444,002	4,158,704
Current assets:
Cash and cash equivalents	75,990	50,121
Restricted cash	45,620	45,566
Receivables:
Customers, net	79,986	58,585
Regulatory balancing accounts	74,028	55,917
Other, net	19,418	33,976
Accrued and unbilled revenue, net	61,654	39,718
Materials and supplies	20,069	20,511
Taxes, prepaid expenses, and other assets	22,547	19,742
Total current assets	399,312	324,136
Other assets:
Regulatory assets	326,519	357,406
Goodwill	37,063	37,063
Other	312,521	302,974
Total other assets	676,103	697,443
TOTAL ASSETS	$5,519,417	$5,180,283

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	September 30, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 59,591 and 59,484 outstanding on September 30, 2025 and December 31, 2024, respectively	$596	$595
Additional paid-in capital	970,960	966,975
Retained earnings	735,673	674,918
Accumulated other comprehensive loss	(6,755)	(7,217)
Noncontrolling interest	2,421	3,015
Total equity	1,702,895	1,638,286
Long-term debt, net	1,103,819	1,104,571
Total capitalization	2,806,714	2,742,857
Current liabilities:
Current maturities of long-term debt, net	72,490	72,422
Short-term borrowings	345,000	205,000
Accounts payable	188,176	167,533
Regulatory balancing accounts	23,443	22,648
Accrued other taxes	17,886	6,084
Accrued interest	19,478	8,406
Other accrued liabilities	63,446	56,271
Total current liabilities	729,919	538,364
Deferred income taxes	407,562	411,083
Regulatory liabilities	870,620	814,551
Pension	82,427	81,665
Advances for construction	210,412	202,614
Contributions in aid of construction	295,649	294,970
Other	116,114	94,179
Commitments and contingencies (Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$5,519,417	$5,180,283

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenue	$311,235	$299,563	$780,162	$814,611
Operating expenses:
Operations:
Water production costs	102,703	95,091	251,197	236,920
Administrative and general	36,237	35,453	103,728	103,091
Other operations	33,455	33,618	93,986	86,169
Maintenance	9,812	9,264	26,523	26,064
Depreciation and amortization	36,118	33,065	108,103	98,887
Income taxes	10,639	15,483	18,589	39,710
Property and other taxes	11,656	10,841	33,267	30,962
Total operating expenses	240,620	232,815	635,393	621,803
Net operating income	70,615	66,748	144,769	192,808
Other income and expenses:
Non-regulated revenue	5,349	4,133	15,341	14,744
Non-regulated expenses	(2,456)	(934)	(8,790)	(7,013)
Other components of net periodic benefit credit	4,548	4,451	13,937	12,062
Allowance for equity funds used during construction	2,145	1,691	5,840	5,252
Income taxes on other income and expenses	(1,960)	(1,939)	(5,415)	(4,566)
Net other income	7,626	7,402	20,913	20,479
Interest expense:
Interest expense	18,113	14,384	52,086	45,024
Allowance for borrowed funds used during construction	(988)	(788)	(2,772)	(2,358)
Net interest expense	17,125	13,596	49,314	42,666
Net income	61,116	60,554	116,368	170,621
Net loss attributable to noncontrolling interest	(114)	(126)	(361)	(527)
Net income attributable to California Water Service Group	$61,230	$60,680	$116,729	$171,148
Earnings per share:
Basic	$1.03	$1.03	$1.96	$2.93
Diluted	$1.03	$1.03	$1.96	$2.93
Weighted average shares outstanding:
Basic	59,585	58,931	59,557	58,321
Diluted	59,653	58,982	59,615	58,358

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$61,116	$60,554	$116,368	$170,621
Other comprehensive income (loss):
Unrecoverable pension benefit plan costs, net of tax of $0, $3,823, $0, and $3,823, respectively	—	3,823	—	(9,840)
Amortization of defined benefit pension plans, net of tax of $60, $250, $180, and $250, respectively	154	48	462	643
Other comprehensive income (loss), net of tax	154	3,871	462	(9,197)
Comprehensive income	61,270	64,425	116,830	161,424
Comprehensive loss attributable to noncontrolling interest	(114)	(126)	(361)	(527)
Comprehensive income attributable to California Water Service Group	$61,384	$64,551	$117,191	$161,951

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$116,368	$170,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,725	100,541
Change in value of life insurance contracts	(3,099)	(4,921)
Allowance for equity funds used during construction	(5,840)	(5,252)
Changes in operating assets and liabilities:
Receivables and accrued and unbilled revenue	(33,493)	(64,252)
Water Arrearages Payment Program cash received	—	83,039
Water Arrearages Payment Program cash returned	—	(25,173)
Accounts payable	7,218	10,053
Other current assets	(2,143)	(6,311)
Other current liabilities	27,870	36,571
Other changes in noncurrent assets and liabilities	38,050	(72,134)
Net cash provided by operating activities	254,656	222,782
Investing activities:
Utility plant expenditures	(364,702)	(332,164)
Life insurance proceeds	—	1,426
Purchase of life insurance contracts	(3,364)	(3,935)
Asset acquisition	—	(252)
Other	207	48
Net cash used in investing activities	(367,859)	(334,877)
Financing activities:
Short-term borrowings	420,000	370,000
Repayment of short-term borrowings	(280,000)	(290,000)
Repayment of long-term debt	(679)	(679)
Advances and contributions in aid of construction	28,282	19,124
Refunds of advances for construction	(7,117)	(7,104)
Per- and polyfluoroalkyl substances (PFAS) settlement proceeds	34,826	—
Repurchase of common stock	(1,326)	(1,339)
Issuance of common stock	1,904	88,461
Dividends paid	(55,974)	(48,808)
Distribution to noncontrolling interest	(790)	(489)
Other	—	3,160
Net cash provided by financing activities	139,126	132,326
Change in cash, cash equivalents, and restricted cash	25,923	20,231
Cash, cash equivalents, and restricted cash at beginning of period	95,687	84,966
Cash, cash equivalents, and restricted cash at end of period	$121,610	$105,197
Supplemental information:
Cash paid for interest (net of amounts capitalized)	$37,678	$32,099
Supplemental disclosure of non-cash activities:
Accrued payables for investments in utility plant	$60,512	$57,419
Utility plant contribution by developers	$23,430	$22,013

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2025
Dollar amounts in thousands, unless otherwise stated
Note 1. Organization and Operations and Basis of Presentation
California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, Hawaii, and Texas through its wholly owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions (jointly referred to as the Commissions). CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services. TWSC, Inc. (Texas Water) indirectly holds regulated and contracted wastewater utilities through a majority owned joint venture, BVRT Utility Holding Company (BVRT). BVRT’s wastewater utilities provide services under the rules and regulation of the Texas Public Utilities Commission.
 Basis of Presentation
The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. Interim financial information includes the Company’s accounts and those of its wholly owned subsidiaries. BVRT, a 96.2% owned subsidiary of Texas Water, is consolidated using the voting interest model as the Company owns a majority of voting interests. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.
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
Noncontrolling Interest
Noncontrolling interest in the Company’s unaudited condensed consolidated financial statements represents the 3.8% interest not owned by Texas Water in BVRT. Texas Water obtained control over BVRT on May 1, 2021. Since the Company controls BVRT, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 3.8% share of BVRT’s net assets and results of operations is deducted and reported as noncontrolling interest in total equity on the unaudited Condensed Consolidated Balance Sheet, as net loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Operations, and as comprehensive loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Comprehensive Income. The Company reports noncontrolling interest in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income and comprehensive income attributable to California Water Service Group excludes the loss attributable to the noncontrolling interest.

Note 2. Summary of Significant Accounting Policies
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from contracts with customers	$314,096	$306,237	$753,013	$687,803
Regulatory balancing account revenue	(2,861)	(6,674)	27,149	126,808
Total operating revenue	$311,235	$299,563	$780,162	$814,611
Revenue from contracts with customers
The Company principally generates operating revenue from contracts with customers by providing regulated water and wastewater services at tariff-rates authorized by the Commissions in the states in which it operates, and non-regulated water and wastewater services at rates authorized by contracts with government agencies and other third parties. Revenue from contracts with customers reflects amounts billed for the volume of consumption at authorized per unit rates, for service charges, and for other authorized charges.
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Residential	$186,699	$184,951	$434,061	$399,695
Business	56,284	56,225	144,926	132,680
Multiple residential	22,766	21,795	62,692	56,707
Industrial	11,098	9,645	24,032	23,404
Public authorities	19,039	18,140	41,295	36,020
Other (a)	18,210	15,481	46,007	39,297
Total revenue from contracts with customers	$314,096	$306,237	$753,013	$687,803
(a) Other includes changes to accrued and unbilled revenues
Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC). For certain revenue mechanisms, the Company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. These mechanisms include the Monterey-Style Water Revenue Adjustment Mechanism (MWRAM), which was approved in Cal Water’s 2021 General Rate Case (GRC) filing (2021 CA GRC) in March of 2024. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The MWRAM fluctuates with the seasonality of the water business. During the warm, dry summer months when water use is typically highest, the MWRAM will reflect an overcollection of revenue compared to an undercollection in the cool, wet winter months when less water is typically used.
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
Regulatory balancing accounts also include revenue that is recognized when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. As a result of the delay in the approval of the 2021 CA GRC, the CPUC authorized Cal Water to track the effect of the delay on customer billings in an Interim Rates Memorandum Account (IRMA). Variances between actual customer billings and those that would have been billed assuming the 2021 CA GRC had been implemented on January 1, 2023 were recorded as regulatory balancing account revenue. The 2021 CA GRC was approved in March of 2024 and final authorized rates were implemented effective May 31, 2024; as a result, for the first nine months of 2024, Cal Water calculated and recorded the IRMA for all of 2023 and the first five months of 2024. Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities.
Non-Regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contract operating and maintenance revenue	$3,546	$3,384	$10,052	$9,820
Other non-regulated revenue	1,218	143	3,557	3,092
Non-regulated revenue from contracts with customers	4,764	3,527	13,609	12,912
Lease revenue	585	606	1,732	1,832
Total non-regulated revenue	$5,349	$4,133	$15,341	$14,744

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
The Company reviews its allowance for credit losses utilizing a quantitative assessment, which includes a trend analysis of customer billings and collections and agings by customer class. The Company also utilizes a qualitative assessment, which considers the future collectability of customer outstanding balances, management’s estimate of the cash recovery, and a general assessment of the economic conditions in the locations the Company serves. Based on these assessments, the Company adjusts its allowance for credit losses, accordingly.
The following table presents the activity in the allowance for credit losses for the nine months ended September 30, 2025 and twelve months ended December 31, 2024:

	September 30, 2025	December 31, 2024
Beginning balance	$4,128	$2,854
Provision for credit loss expense	2,861	5,890
Write-offs	(4,124)	(5,054)
Recoveries	445	438
Total ending allowance balance	$3,310	$4,128
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the unaudited Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown on the unaudited Condensed Consolidated Statements of Cash Flows (see Note 9 for further details on restricted cash):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$75,990	$50,121
Restricted cash	45,620	45,566
Total cash, cash equivalents, and restricted cash	$121,610	$95,687
Earnings per Share
Basic earnings per share of common stock is computed by dividing the net income attributable to California Water Service Group by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if unvested securities or other securities contracts were exercised or converted into common stock. Restricted Stock Awards (RSAs) are included in the common shares outstanding because the shares all have the same voting and dividend rights as issued and unrestricted common stock.
New Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and paid income taxes. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025. The guidance is applied prospectively with the option of retrospective application for each period presented. The Company is evaluating the requirements of the guidance to determine the impact on its financial statement disclosures upon adoption.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows an entity to apply a practical expedient to current accounts receivable and current contract assets arising from revenue transactions. The practical expedient permits an entity to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of an asset in developing reasonable and supportable forecasts as part of estimating expected credit losses. ASU 2025-05 is effective for the Company’s annual periods beginning January 1, 2026, with early adoption permitted. The guidance is applied prospectively. The Company is evaluating the requirements of the guidance to determine the impact on its financial statement disclosures upon adoption.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for the Company’s annual periods beginning January 1, 2028. Early adoption is permitted and the guidance can be applied on a prospective basis, a modified basis for in-process projects, or on a retrospective basis. The Company is evaluating the requirements of the guidance to determine the impact the new standard will have on its consolidated financial statements.
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
In March of 2025, the Company granted RSAs to Officers and members of the Board of Directors (Directors). Generally, an RSA represents the right to receive a share of the Company’s common stock and is valued based on the fair market value of the Company’s common stock at the date of grant. The 2025 RSAs granted to Officers vest over 36 months with the first 12 months cliff vesting and the remaining RSAs vesting quarterly thereafter. RSAs granted to the Directors in 2025 vest at the end of 12 months. The 2025 RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to the Directors. As of September 30, 2025, there was approximately $2.9 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.5 years.
A summary of the status of the outstanding RSAs as of September 30, 2025 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2025	70,349	$50.63
Granted	60,956	46.57
Vested	(49,366)	50.58
Forfeited	(969)	49.78
RSAs at September 30, 2025	80,970	$47.61
In March of 2025, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. Generally, an RSU represents the right to receive a share of the Company’s common stock. Each award reflects a target number of shares of common stock that may be issued to the award recipient. The 2025 RSU awards may be earned upon the completion of a 36-month performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The 2025 performance objectives are based on the Company’s business plan covering the performance period. The two performance objectives for the 2025 to 2027 performance period include 1) achieving targets indicative of stockholder return and 2) achieving targets associated with PFAS investment in water monitoring and treatment as well as water contamination cost recovery. Depending on the results achieved during the 36-month performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target RSUs granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 36-

month performance period using a fair market value of the Company’s common stock at the date of grant and an estimated number of RSUs earned during the performance period. As of September 30, 2025, there was approximately $4.9 million of total unrecognized compensation cost related to outstanding RSUs under the program. The cost is expected to be recognized over a weighted average period of 1.7 years.
A summary of the status of outstanding RSUs as of September 30, 2025 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2025	133,666	$52.75
Granted	84,039	46.57
Performance criteria adjustment	4,352	45.45
Vested	(31,313)	45.45
Forfeited	(6,079)	51.68
RSUs at September 30, 2025	184,665	$49.43
The Company recorded compensation costs for the RSAs and RSUs, which are included in administrative and general operating expenses, of $1.5 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded $4.1 million and $2.1 million, respectively, of compensation costs for the RSAs and RSUs.
Note 4. Equity
On May 14, 2025, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million (2025 Equity Agreement) from time to time, depending on market conditions, through an at-the-market equity program over the succeeding three years. The 2025 Equity Agreement replaced the previous agreement that ended in the second quarter of 2025. Pursuant to the terms of the 2025 Equity Agreement, the Company may enter into forward sale agreements with forward counterparties. The Company intends to use the net proceeds from equity sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. During the three and nine months ended September 30, 2025, the Company did not utilize the at-the-market equity program.
During the three months ended September 30, 2024, the Company sold 638,977 shares of common stock through its previous at-the-market equity program and raised proceeds of $34.5 million, net of $0.3 million in commissions paid under the equity distribution agreement. During the nine months ended September 30, 2024, the Company sold 1,638,977 shares of common stock through its previous at-the-market equity program and raised proceeds of $86.5 million, net of $0.9 million in commissions paid under the equity distribution agreement.

The Company’s changes in total equity for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at June 30, 2025	59,581	$596	$968,820	$692,319	$(6,909)	$2,443	$1,657,269
Net income (loss)	—	—	—	61,230	—	(114)	61,116
Issuance of common stock	12		2,344	—	—	—	2,344
Repurchase of common stock	(2)	—	(112)	—	—	—	(112)
Dividends paid on common stock ($0.30 per share)	—	—	—	(17,876)	—	—	(17,876)
Other comprehensive income, net of tax (a)	—	—	—	—	154	—	154
Investment in business with noncontrolling interest	—	—	(92)	—	—	92	—
Balance at September 30, 2025	59,591	$596	$970,960	$735,673	$(6,755)	$2,421	$1,702,895

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2025	59,484	$595	$966,975	$674,918	$(7,217)	$3,015	$1,638,286
Net income (loss)	—	—	—	116,729	—	(361)	116,368
Issuance of common stock	136	1	5,869	—	—	—	5,870
Repurchase of common stock	(29)	—	(1,326)	—	—	—	(1,326)
Dividends paid on common stock ($0.94 per share)	—	—	—	(55,974)	—	—	(55,974)
Other comprehensive income, net of tax (a)	—	—	—	—	462	—	462
Investment in business with noncontrolling interest	—	—	(558)	—	—	558	—
Distribution to noncontrolling interest	—	—	—	—	—	(791)	(791)
Balance at September 30, 2025	59,591	$596	$970,960	$735,673	$(6,755)	$2,421	$1,702,895

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at June 30, 2024	58,825	$588	$929,376	$627,705	$(13,068)	$3,090	$1,547,691
Net income (loss)	—	—	—	60,680	—	(126)	60,554
Issuance of common stock	650	7	36,085	—	—	—	36,092
Repurchase of common stock	(2)	—	(104)	—	—	—	(104)
Dividends paid on common stock ($0.28 per share)	—	—	—	(16,472)	—	—	(16,472)
Other comprehensive income, net of tax (a)	—	—	—	—	3,871	—	3,871
Investment in business with noncontrolling interest	—	—	(79)	—	—	79	—
Balance at September 30, 2024	59,473	$595	$965,278	$671,913	$(9,197)	$3,043	$1,631,632

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2024	57,724	$577	$876,583	$549,573	$—	$3,579	$1,430,312
Net income (loss)	—	—	—	171,148	—	(527)	170,621
Issuance of common stock	1,778	18	90,514	—	—	—	90,532
Repurchase of common stock	(29)	—	(1,339)	—	—	—	(1,339)
Dividends paid on common stock ($0.84 per share)	—	—	—	(48,808)	—	—	(48,808)
Other comprehensive loss, net of tax (a)	—	—	—	—	(9,197)	—	(9,197)
Investment in business with noncontrolling interest	—	—	(480)	—	—	480	—
Distribution to noncontrolling interest	—	—	—	—	—	(489)	(489)
Balance at September 30, 2024	59,473	$595	$965,278	$671,913	$(9,197)	$3,043	$1,631,632
(a) This accumulated other comprehensive loss component is included in the computation of net periodic benefit costs for the Company’s supplemental executive retirement plan (SERP), specifically the following components: amortization of unrecognized (gain) loss and amortization of prior service credit.
Note 5. Pension Plan and Other Postretirement Benefits
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all of its employees. The Company makes annual contributions to fund amounts accrued for the qualified pension plan. The Company also maintains an unfunded, non-qualified SERP. The costs of the plans are charged to expense or are capitalized in utility plant as appropriate.
The Company offers medical, dental, vision, and life insurance benefits for retirees and their spouses and dependents (other postretirement benefit plans). Participants are required to pay a premium, which offsets a portion of the cost.
Cash contributions made by the Company to the pension plans were $4.3 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively. No cash contributions were made by the Company to the other postretirement benefit plans for the nine months ended September 30, 2025 and 2024. The Company estimates in 2025 that the annual contribution to the pension plans will be $5.2 million and no annual contribution will be made to the other postretirement plans.

The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified SERP. The data listed under “other benefits” is for all other postretirement benefit plans.

	Pension Plan		Other Benefits
	Three Months Ended September 30,
	2025	2024	2025	2024
Service cost	$5,206	$5,648	$1,407	$1,521
Interest cost	9,552	8,880	1,774	1,684
Expected return on plan assets	(12,792)	(13,234)	(3,197)	(2,988)
Amortization of prior service cost	132	131	38	38
Recognized net actuarial loss (gain)	195	189	(522)	(196)
Net periodic benefit cost (credit)	$2,293	$1,614	$(500)	$59

	Pension Plan		Other Benefits
	Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$15,620	$16,944	$4,223	$4,561
Interest cost	28,658	26,642	5,320	5,052
Expected return on plan assets	(38,378)	(39,706)	(9,591)	(8,962)
Amortization of prior service cost	394	393	116	116
Recognized net actuarial loss (gain)	583	567	(1,566)	(592)
Net periodic benefit cost (credit)	$6,877	$4,840	$(1,498)	$175

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
Note 6. Short-term and Long-term Borrowings
On March 31, 2023, the Company and Cal Water entered into syndicated credit agreements, which provide for unsecured revolving credit facilities of up to an initial aggregate amount of $600.0 million for a term of five years. The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company’s revolving credit facility (the Company facility). Cal Water may borrow up to $400.0 million under its revolving credit facility (the Cal Water facility). Additionally, the credit facilities may be increased by up to an incremental $50.0 million under the Company facility and $150.0 million under the Cal Water facility, subject in each case to certain conditions. At the Company’s or Cal Water’s option, as applicable, borrowings under the Company and Cal Water facilities, as applicable, will bear interest annually at a rate equal to (i) the base rate, plus an applicable margin of 0.00% to 0.25%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio, or (ii) Term SOFR, plus an applicable margin of 0.80% to 1.25%, depending on the Company and its subsidiaries’ consolidated total capitalization ratio.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of September 30, 2025, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.
Outstanding borrowings on the Company line of credit as of September 30, 2025 and December 31, 2024 were $75.0 million and $40.0 million, respectively. Outstanding borrowings on the Cal Water line of credit as of September 30, 2025 and December 31, 2024 were $270.0 million and $165.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during the nine months ended September 30, 2025 was 5.43% compared to 6.36% for the same period last year.

Note 7. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income taxes	$10,639	$15,483	$18,589	$39,710
Income taxes on other income and expenses	1,960	1,939	5,415	4,566
Income tax expense	$12,599	$17,422	$24,004	$44,276
Income tax expense decreased $4.8 million and $20.3 million for the three and nine months ended September 30, 2025 as compared to the same periods in 2024. The decrease in income tax expense for the three months ended September 30, 2025 is primarily due to a decrease in the effective tax rate. The decrease in income tax expense for the nine months ended September 30, 2025 is primarily due to a decrease in pre-tax income, which resulted from the 2021 CA GRC decision in the first three months of 2024.
The Company’s effective tax rate was 17.1% and 20.6% before discrete items as of September 30, 2025 and September 30, 2024, respectively. The decrease in the effective tax rate was primarily due to the decrease in pre-tax income for the nine months ended September 30, 2025 as compared to the same period in 2024 as a result of the recognition of income related to the 2021 CA GRC decision in the first three months of 2024.
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the Act) was signed into law. Aspects of the Act contain technical matters that require management to interpret the legislation and make judgments until further guidance becomes available. The legislation did not have a material impact on the Company’s income tax expense for the three months ended September 30, 2025, and the Company does not expect it to materially affect the Company’s effective income tax rate for 2025.
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this new law temporarily disallows the use of state net operating losses for years beginning in 2024 through 2026.
The Company had unrecognized tax benefits of approximately $18.4 million and $17.3 million as of September 30, 2025 and 2024, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2025 and 2024, is $4.2 million and $5.1 million, respectively, of tax benefits that, if recognized, would result in an increase to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 8. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of September 30, 2025 and December 31, 2024:

	Recovery Period	September 30, 2025	December 31, 2024
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	$178,279	$178,279
Asset retirement obligations, net	Indefinite	31,051	28,883
Other accrued benefits	Indefinite	26,756	25,439
IRMA long-term accounts receivable	Various	25,233	46,278
Tank coating	Various	19,527	21,477
MWRAM long-term regulatory asset	1 - 2 years	13,570	16,353
General District Balancing Account receivable	Various	9,724	9,393
Incremental Cost Balancing Accounts (ICBA)	1 year	4,608	8,251
Customer Assistance Program and Rate Support Fund accounts receivable	1 year	4,423	9,910
Net WRAM and Modified Cost Balancing Account (MCBA) long-term accounts receivable	Various	3,776	3,633
Recoverable property losses	Various	2,131	2,633
Other regulatory assets	Various	7,441	6,877
Total Regulatory Assets		$326,519	$357,406
Regulatory Liabilities
Cost of removal		$514,145	$483,108
Pension and retiree group health		173,593	174,708
Future tax benefits due to customers		104,154	106,184
PFAS settlement proceeds		24,000	—
Other components of net periodic benefit cost		22,812	18,287
Pension Cost Balancing Account		17,009	14,143
Health Cost Balancing Account		4,264	3,630
Net WRAM and MCBA long-term payable		3,103	3,064
Conservation Expense Balancing Account		2,909	3,294
ICBA		2,548	6,003
Other regulatory liabilities		2,083	2,130
Total Regulatory Liabilities		$870,620	$814,551
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $74.0 million as of September 30, 2025 and $55.9 million as of December 31, 2024. The short-term regulatory assets as of September 30, 2025 primarily consisted of IRMA, MWRAM, and ICBA receivables. As of December 31, 2024, the short-term regulatory assets primarily consisted of IRMA and MWRAM receivables. The short-term regulatory assets are included in current assets under regulatory balancing accounts on the unaudited Condensed Consolidated Balance Sheets.
The short-term portion of regulatory liabilities was $23.4 million as of September 30, 2025 and $22.6 million as of December 31, 2024. The short-term regulatory liabilities as of September 30, 2025 consisted of Tax Cuts and Jobs Act (TCJA) regulatory liabilities, ICBA regulatory liabilities, and PFAS settlement proceeds (see Note 9, Commitments and Contingencies). As of December 31, 2024, the short-term regulatory liabilities primarily consisted of TCJA regulatory liabilities, ICBA regulatory liabilities, and IRMA regulatory liabilities. The short-term regulatory liabilities are included in current liabilities under regulatory balancing accounts on the unaudited Condensed Consolidated Balance Sheets.

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
On August 16, 2022, BVRT, a majority owned subsidiary of Texas Water, through BVRT’s wholly owned subsidiary, Camino Real Utility (Camino Real), entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA). The Company has provided a limited guarantee to GBRA for agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real. GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of September 30, 2025, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the unaudited Condensed Consolidated Balance Sheets. The Company currently expects the committed cash to be transferred to GBRA in the third quarter of 2026.
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
The Company is a party to four separate class-action settlements with the following companies: 3M Company; E.I. Du Pont de Nemours and Company (n/k/a EIDP, Inc.), DuPont de Nemours, Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, DuPont); Tyco Fire Products LP; and BASF Corporation. These settlements are designed to resolve certain claims for PFAS contamination of drinking water in active public water systems. The Company plans to use settlement proceeds received, net of fees and expenses, to offset capital expenditures required to comply with PFAS drinking water regulations. In the second and third quarters of 2025, the Company received the first and second installments of ten unequal settlement installments from 3M Company totaling $34.8 million, net of legal fees and expenses. The remaining installments are expected to be received annually beginning in the second quarter of 2026. Proceeds from settlements with DuPont, Tyco Fire Products LP, and BASF Corporation are expected to be received beginning in the fourth quarter of 2025. The Company intends to allocate the proceeds on a prorated basis to identified PFAS projects.

Other Legal Matters
While the probable outcome of disputes and litigation matters, including those concerning groundwater contamination, cannot be predicted with any certainty, management does not believe when taking into account existing reserves, the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case-by-case basis, dependent on the nature of the settlement.
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

	September 30, 2025
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,176,309	$—	$1,026,591	$—	$1,026,591

	December 31, 2024
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,176,993	$—	$998,401	$—	$998,401

Note 11. Accumulated Other Comprehensive Loss
The table below presents changes in Accumulated Other Comprehensive Loss (AOCL), net of tax, by component for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$(6,909)	$(13,068)	$(7,217)	$—
Other comprehensive loss before reclassifications	—	3,823	—	(9,840)
Amounts reclassified from AOCL	154	48	462	643
Ending balance	$(6,755)	$(9,197)	$(6,755)	$(9,197)
The table below presents amounts reclassified out of AOCL by component and the unaudited Condensed Consolidated Statements of Operations location of those amounts reclassified during the three and nine months ended September 30, 2025 and 2024, respectively.

	Amount Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of defined benefit pension items (1)
Prior service cost	$(20)	$(20)	$(61)	$(60)
Net actuarial loss	234	318	703	953
Total before tax	214	298	642	893
Tax benefit (2)	(60)	(250)	(180)	(250)
Total reclassification for the period, net of tax	$154	$48	$462	$643
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

Note 13. Subsequent Event
On October 1, 2025, the Company completed the sale and issuance of (i) $70.0 million principal amount of 4.87% Senior Unsecured Notes, Series A, due October 1, 2032 (2032 Notes) and (ii) $100.0 million principal amount of 5.22% Senior Unsecured Notes, Series B, due October 1, 2035 (2035 Notes). Also on October 1, 2025, Cal Water completed the sale and issuance of $200.0 million principal amount of 5.64% First Mortgage Bonds, Series 3, due October 1, 2055 (2055 Bonds).
Interest on the 2032 Notes and the 2035 Notes will accrue semi-annually and be payable in arrears on April 1 and October 1 of each year, commencing on April 1, 2026. The 2032 Notes and the 2035 Notes rank equally with the Company facility.
Interest on the 2055 Bonds will accrue semi-annually and be payable in arrears on April 1 and October 1 of each year, commencing on April 1, 2026. The 2055 Bonds rank equally with all of Cal Water’s other First Mortgage Bonds and are secured by liens on its properties, subject to certain exceptions and permitted liens.
The Company and Cal Water plan to use the net proceeds from the sale of the 2032 Notes, the 2035 Notes, and the 2055 Bonds to refinance existing indebtedness and for general corporate purposes. The 2032 Notes, the 2035 Notes, and the 2055 Bonds are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise stated)
FORWARD-LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this quarterly report include, but are not limited to, statements describing our intention, indication or expectation regarding our financial performance, dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, regulatory compliance, decisions, approvals, authorizations, requirements or other actions, including plans and proposals pursuant to and timing of the California Water Service Company (Cal Water)’s general rate case (GRC) filed on July 8, 2024 (2024 CA GRC) and the GRCs filed by our other subsidiaries, rate amounts, cost recovery or refunds, certain per- and polyfluoroalkyl substances (PFAS) regulations, and associated impacts, such as our expected or estimated revenue, our intentions regarding recovery billing, our expectations regarding regulatory asset and operating revenue recognition, sources of funding or capital requirements, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, estimates and assumptions relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations or assumptions regarding employee benefit plans and stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings, our expectations, intentions or anticipations regarding our sources of funding, capital structure, including authorized return on equity, cost of debt and rate of return, or capital allocation plans, our intentions regarding growth opportunities or our expectations regarding the amount, timing, and use of settlement proceeds relating to certain PFAS-contamination claims. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results or outcomes may vary materially from what is contained in a forward-looking statement.
Factors which may cause actual results to be different than those expected or anticipated include, but are not limited to:
•the outcome and timeliness of regulatory commissions’ actions concerning rate relief and other matters, including with respect to the 2024 CA GRC and the GRCs of our other subsidiaries;
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
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, changes in tariff policy and uncertainty regarding tariffs and other retaliatory trade measures, the interest rate environment, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, and the shutdown of the U.S. federal government;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We maintain our accounting records in accordance with GAAP and as directed by the Commissions to which our operations are subject. The process of preparing financial statements in accordance with GAAP requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the 2024 Annual Report on Form 10-K. They include:
•regulated utility accounting;
•income taxes; and
•pensions, which include the supplemental executive retirement plan, and the postretirement health care benefit plan.
For the nine months ended September 30, 2025, there were no material changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
Income taxes
On July 4, 2025, the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (the Act) was signed into law. Aspects of the Act contain technical matters that require management to interpret the legislation and make judgments until further guidance becomes available. The legislation did not have a material impact on our income tax expense for the three months ended September 30, 2025, and we do not expect it to materially affect our effective income tax rate for 2025.
RESULTS OF OPERATIONS
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the three months ended September 30, 2025 was $61.2 million or $1.03 earnings per diluted common share, compared to net income of $60.7 million or $1.03 earnings per diluted common share for the three months ended September 30, 2024. The $0.5 million increase in net income was primarily the result of an increase in operating revenue of $11.6 million primarily due to rate increases. This was partially offset by an increase in total operating expenses of $7.8 million and a $3.5 million increase in net interest expense. The total operating expenses increase was primarily due to an increase in water production costs of $7.6 million and an increase in depreciation and amortization expenses of $3.1 million. The increases were partially offset by a decrease in operating income tax expense of $4.8 million primarily due to a decrease in the effective tax rate.
Net income attributable to California Water Service Group for the nine months ended September 30, 2025 was $116.7 million or $1.96 earnings per diluted common share, compared to net income of $171.1 million or $2.93 earnings per diluted common share for the nine months ended September 30, 2024. The $54.4 million decrease in net income was primarily due to a decrease in operating revenue of $34.4 million primarily as a result of the cumulative adjustment in the nine months of 2024 for the impacts of the 2021 CA GRC delayed approval, partially offset by rate increases and an increase in customer usage. Additionally, total operating expenses increased $13.6 million and net interest expense increased $6.6 million. The total operating expense increase was primarily due to increases in water production costs of $14.3 million, other operations expense of $7.8 million, depreciation and amortization expenses of $9.2 million, and property and other taxes of $2.3 million. The increases were partially offset by a decrease in operating income tax expense of $21.1 million primarily due to lower pre-tax operating income.

Operating Revenue
For the three months ended September 30, 2025, operating revenue increased $11.6 million, or 3.9%, to $311.2 million as compared to $299.6 million for the three months ended September 30, 2024.
For the nine months ended September 30, 2025, operating revenue decreased $34.4 million, or 4.2%, to $780.2 million as compared to $814.6 million for the nine months ended September 30, 2024.
The sources of the change in operating revenue were:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 vs. 2024	2025 vs. 2024
Net change due to rate changes, usage, and other (1)	$6,755	$64,698
Interim Rates Memorandum Account (IRMA) revenue (2)	—	(88,596)
Monterey-Style Water Revenue Adjustment Mechanism (MWRAM) revenue (3)	3,692	(13,430)
Deferred revenue (4)	1,225	2,879
Net operating revenue change	$11,672	$(34,449)
1.The net change due to rate changes, usage, and other for the three months ended September 30, 2025 was primarily due to rate increases of $12.7 million and an increase in accrued and unbilled revenue of $2.0 million. This was partially offset by a decrease in customer usage of $8.1 million. For the nine months ended September 30, 2025, the net change due to rate changes, usage, and other was primarily driven by rate increases of $57.5 million, the recognition of Palos Verdes Pipeline Memorandum Account related revenue of $3.8 million (see “Palos Verdes Peninsula Water Reliability Project” in Regulatory Matters below for more details), an increase in accrued and unbilled revenue of $3.2 million and an increase in customer usage of $2.0 million. This was partially offset by $2.4 million of other 2023 revenue recorded in the first nine months of 2024 as a result of the resolution of the 2021 CA GRC that did not recur in the first nine months of 2025.
2.Due to the delay in the resolution of the 2021 CA GRC, the CPUC authorized Cal Water to track in an IRMA the variances between actual customer billings and those that would have been billed assuming the 2021 CA GRC had been effective January 1, 2023. Such variances were recorded as regulatory balancing account revenue. The 2021 CA GRC was approved in March of 2024 and final rates for the 2021 CA GRC were implemented on May 31, 2024. As a result, Cal Water recorded IRMA revenue of $88.6 million for the nine months ended September 30, 2024, of which $67.6 million is attributable to 2023. No IRMA revenue was recorded for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024.
3.MWRAM revenue is the variance between actual metered sales billed through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. In March of 2024, Cal Water received approval of the 2021 CA GRC which authorized the use of the MWRAM effective January 1, 2023. For the three months ended September 30, 2025 and 2024, Cal Water recorded a reduction to MWRAM revenue of $5.7 million and $9.4 million, respectively. For the nine months ended September 30, 2025 and 2024, Cal Water recorded MWRAM revenue of $16.4 million and $29.8 million, respectively. Of the $29.8 million of MWRAM revenue recorded for the nine months ended September 30, 2024, $17.4 million is attributable to 2023.
4.Deferred revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which the sales transaction occurred. Deferred revenue for the three and nine months ended September 30, 2025 decreased and revenue increased due to a change in the amount expected to be collected beyond 24 months.
Total Operating Expenses
For the three months ended September 30, 2025, total operating expenses increased $7.8 million, or 3.4%, to $240.6 million, as compared to $232.8 million for the three months ended September 30, 2024. The increase was primarily due to increases in water production costs, and depreciation and amortization expense, partially offset by lower income tax expense.
For the nine months ended September 30, 2025, total operating expenses increased $13.6 million, or 2.2%, to $635.4 million, as compared to $621.8 million for the nine months ended September 30, 2024. The increase was primarily due to increases in water production costs, other operations expense, depreciation and amortization expense, and property and other taxes expense, partially offset by lower income tax expense.

Sources of Supply
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Well production	52%	50%	52%	51%
Purchased	44%	46%	45%	45%
Surface	4%	4%	3%	4%
Total	100%	100%	100%	100%
Water Production Costs
Water production costs increased $7.6 million, or 8.0%, for the three months ended September 30, 2025 as compared to the same period in 2024 primarily due to an increase in wholesale rates.
Water production costs increased $14.3 million, or 6.0%, for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to an increase in wholesale rates and higher customer usage.
The components of water production costs are shown in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Purchased water	$81,872	$74,081	$7,791	$198,100	$184,788	$13,312
Purchased power	15,142	15,473	(331)	35,347	36,398	(1,051)
Pump taxes	5,689	5,537	152	17,750	15,734	2,016
Total	$102,703	$95,091	$7,612	$251,197	$236,920	$14,277
Other Operations
Other operations expenses increased $7.8 million for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $2.9 million increase in bad debt expense, a $2.2 million increase in labor expense, a $1.2 million increase in miscellaneous office expenses, and a $1.2 million increase in software expense. These increases were partially offset by a $2.1 million reduction in conservation program expenses. The increase in bad debt expense was primarily due to lower bad debt expense in 2024 as a result of applying arrearage funds to eligible, previously written-off accounts.
Depreciation and Amortization
Depreciation and amortization expense increased $3.1 million and $9.2 million for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. These increases were primarily due to utility plant placed in service in 2024.
Income Taxes
Income tax expense decreased $4.8 million for the three months ended September 30, 2025 as compared to the same period in 2024. The decrease in income tax expense is primarily due to a decrease in the effective tax rate.
Income tax expense decreased $21.1 million for the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease in income tax expense is primarily due to a decrease in pre-tax operating income, which resulted from the 2021 CA GRC decision in the first three months of 2024.
Property and Other Taxes
Property and other taxes expense increased $2.3 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to utility plant placed in service in 2024.
Net Interest Expense
Net interest expense increased $3.5 million and $6.6 million for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. These increases were primarily due to higher average outstanding borrowings partially offset by lower interest rates.

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
The required, triennial filing begins an approximately 18-month review process by the CPUC, which will analyze the Plans, operating budget proposals, and the Low-Use Water Equity Program to establish water rates for 2026 to 2028 that reflect the cost of providing safe, reliable water service. Associated rates set by the CPUC would become effective no sooner than January 2026. Cal Water has concluded an initial pre-hearing conference and an Administrative Law Judge (ALJ) and Commissioner have been assigned to the case. The Commissioner issued the Scoping Memo and Ruling in November 2024 identifying the issues to be addressed and setting the schedule for the proceeding. At the start of 2025, public participation hearings were conducted and Cal Water received California Public Advocate’s testimony responding to the 2024 CA GRC application. Cal Water submitted rebuttal testimony in late March 2025. The Assigned Commissioner also issued an Amended Scoping Memo and Ruling on March 13, 2025 granting in part Cal Water’s request to modify the ex-parte rules, and denying Cal Water’s request to modify the issues within the scope of the proceeding. Settlement discussions took place during April 2025, and hearings before the ALJ occurred in May 2025. After the hearings, the ALJ issued a ruling requesting additional information that parties to the proceeding responded to in June 2025. Briefs were filed on July 7, 2025 and reply briefs were filed on July 28, 2025. A final law and motion hearing occurred on August 5, 2025. A joint status conference occurred on October 3, 2025 to revisit previously discussed motions. The next step in the process is for the ALJ to issue a proposed decision.
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
2024 GRC IRMA
In June of 2025, Cal Water filed a motion requesting authority to increase rates by inflation on January 1, 2026 (interim rates) and for the establishment of an IRMA in the event the CPUC does not issue a final decision for the 2024 GRC in time for new rates to be implemented on January 1, 2026. In October of 2025, the ALJ granted Cal Water’s motion for interim rates and the establishment of the IRMA. Cal Water expects to file an advice letter implementing interim rates and the IRMA as of January 1, 2026 in the fourth quarter of 2025 if a final decision for the 2024 GRC is not received before the end of the year. The IRMA will track the difference between interim rates and the rates that will eventually be approved pursuant to the CPUC’s decision concerning Cal Water’s 2024 GRC.
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
Rate Base Offset Requests
For construction projects authorized in the 2021 CA GRC as advice letter projects, Cal Water is allowed to request rate base offsets to increase revenues after the project goes into service. In October of 2024, Cal Water submitted a $5.7 million rate base offset advice letter to recover $0.9 million of annual revenue increases for 9 of its regulated districts. The new rates were implemented on January 1, 2025.
In May of 2025, Cal Water submitted a $11.4 million rate base offset advice letter to recover $1.6 million of annual revenue increases for all of its regulated districts (excluding Grand Oaks). The new rates were implemented on July 1, 2025.
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
In July of 2025, Cal Water submitted an advice letter to request expense offsets for increases in purchased water costs and pump taxes in 2 of its regulated districts totaling $2.6 million. The new rates were implemented on August 1, 2025.
MWRAM
In September of 2025, Cal Water submitted an advice letter requesting surcharges to bill for the MWRAM-related revenue undercollection for 2024 in its regulated districts with tiered rates. The advice letter was approved and $18.7 million is being recovered from customers in the form of 12-, 18-. and 24-month surcharges. The new surcharges were implemented on October 1, 2025. These new surcharges are in addition to surcharges authorized in the prior year which have not yet expired.
ICBA
In September of 2025, Cal Water submitted an advice letter to recover a net $3.4 million under-collection in its ICBA for 2024 in its regulated districts. The advice letter was approved and the new surcharges/surcredits were implemented on October 1, 2025. $10.5 million is being recovered via a 12-month surcharge and $7.1 million is refunded via either a one time or 12-month surcredit.
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
Palos Verdes Peninsula Water Reliability Project
On January 30, 2025, a final decision was issued that approved Cal Water’s request to include $14.2 million of incremental capital costs in rate base and for a temporary surcharge to recover $3.8 million of carrying costs tracked in the Palos Verdes Pipeline Memorandum Account. New base rates were implemented on February 1, 2025, and new surcharges were implemented on April 1, 2025.

California Drought Memorandum Account (DRMA)
On January 30, 2025, a final decision was issued that approved Cal Water’s request to recover $1.4 million of incremental costs incurred from June 2021 to December 2022 tracked in the DRMA. New surcharges were implemented on April 1, 2025.
In September of 2025, Cal Water submitted a Tier 3 advice letter requesting to recover $1.9 million of incremental expenses incurred from January 2023 to August 2024 tracked in the DRMA. The effective date of the advice letter is uncertain as Tier 3 advice letters require a resolution to be adopted by the CPUC.
Drought Response Memorandum Account (DREMA)
DREMA was established to track lost revenues associated with reduced sales as a result of the activation of Rule 14.1 and Schedule 14.1 of Cal Water’s Water Use Restrictions of its Water Shortage Contingency Plan in all of its service territories.
In September of 2025, Cal Water submitted a Tier 3 advice letter to recover a net $3.9 million under-collection tracked in its DREMA for the period January 2023 to August 2024. The effective date of the advice letter is uncertain as Tier 3 advice letters require a resolution to be adopted by the CPUC.
Regulatory Activity - Other States
Washington Water Service – Stroh’s 2025 Rate Case
On March 17, 2025, Washington Water filed a tariff update for the Stroh’s water system to increase revenues by $0.2 million with the Washington Utilities and Transportation Commission (UTC). The general rate increase was approved on May 22, 2025, implemented into rates over two years. The first implementation of new rates was effective May 23, 2025, and the second implementation of new rates is effective May 23, 2026.
Washington Water Service – 2025 East Pierce and Legacy Systems General Rate Case
On September 25, 2025, Washington Water filed a tariff update for the East Pierce and Legacy water systems to increase revenues by $4.9 million with the UTC. The general rate increase, which includes recovery of expenses, capital expenditures and PFAS-related expenses incurred in 2023 and 2024 is expected to be implemented in December of 2025.
Hawaii Water Service – 2024 Ka’anapali General Rate Case (2024 Ka’anapali GRC)
During the first quarter of 2025, a settlement was reached in the 2024 Ka’anapali GRC between Hawaii Water and the Hawaii Division of Consumer Advocacy. The settlement calls for a total test year revenue requirement of $7.5 million, representing an increase over the $6.4 million previously approved, on rate base of $13.4 million. The settlement agreement was filed with the Hawaii Public Utilities Commission (HPUC) and was approved on April 7, 2025. The updated rate tariff was effective on April 18, 2025.
Hawaii Water Service - Waikoloa 2024 Rate Case
In October of 2024, Hawaii Water filed a rate case with the HPUC to increase revenues across the five utilities operating in the Waikoloa service territory. A settlement agreement was reached and filed with the HPUC in August of 2025 to increase revenues by $4.7 million. HPUC approved the settlement on October 7, 2025. The initial phase of the new rates was implemented on October 9, 2025.
Texas Water Service
In June 2024, BVRT filed a general rate case for 5 utilities with the Public Utility Commission of Texas (PUCT). Consumer advocates reviewed and filed their reports in April and May of 2025, and BVRT filed a rebuttal in June of 2025. A comprehensive settlement was reached and is pending PUCT approval. The initial phase of the new rates was implemented on July 25, 2025.

LIQUIDITY
Cash Flow from Operating Activities
During the nine months ended September 30, 2025, we generated cash flow from operations of $254.7 million compared to $222.8 million for the same period in 2024. The increase in the first nine months of 2025 as compared to the same period in 2024 was primarily due to an increase in cash collections in the first nine months of 2025 as compared to 2024 due to an increase in customer rates and the recovery of MWRAM and IRMA receivables that were recorded in 2024 due to the resolution of the 2021 CA GRC. This was partially offset by the receipt of $83.0 million from California’s Extended Water and Wastewater Arrearages Payment Program in 2024. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the nine months ended September 30, 2025, we made cash contributions of $4.3 million to our employee pension plan and did not make any cash contribution to our other postretirement benefit plans. During the nine months ended September 30, 2024, we made cash contributions of $0.4 million to our employee pension plan and did not make any cash contribution to our other postretirement benefit plans. The 2025 estimated cash contribution to the employee pension plan is expected to be approximately $5.2 million and no cash contributions are expected to be made for the other postretirement benefits plans.
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
Cash Flow from Investing Activities
During the nine months ended September 30, 2025 and 2024, we used $364.7 million and $332.2 million, respectively, of cash for Company-funded and developer-funded utility capital expenditures. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2025, our utility capital expenditures are estimated to be between $450.0 million and $550.0 million based on the 2024 CA GRC and expected capital needs in the other subsidiaries.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 was $139.1 million compared to $132.3 million for the same period in 2024. For the nine months ended September 30, 2025 and 2024, we paid dividends of $56.0 million and $48.8 million, respectively. For the nine months ended September 30, 2025, we issued $1.9 million of Company common stock through our employee stock purchase plan. For the nine months ended September 30, 2024, we issued $86.5 million of Company common stock through our at-the-market equity program and $1.9 million through our employee stock purchase plan. For the nine months ended September 30, 2025, we also received $34.8 million after fees and expenses in PFAS settlement proceeds.
For the nine months ended September 30, 2025 and 2024, we borrowed $420.0 million and $370.0 million, respectively, on our unsecured revolving credit facilities. We made repayments on our unsecured revolving credit facilities of $280.0 million and $290.0 million during the nine months ended September 30, 2025 and 2024, respectively.
The net IRMA, MWRAM, Water Revenue Adjustment Mechanism and Modified Cost Balancing Account receivable balances were $98.0 million and $116.7 million as of September 30, 2025 and 2024, respectively. The receivable balances were primarily financed by Cal Water using short-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short-term financing rates.
Short-term and Long-term Financing
Short-term liquidity is provided by the Company’s unsecured revolving credit facility (the Company facility) and the Cal Water unsecured revolving credit facility (the Cal Water facility) and internally generated funds. Long-term financing is accomplished through the use of both debt and equity. The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company facility. Cal Water may borrow up to $400.0 million under the Cal Water facility; however, all of Cal Water’s borrowings under the Cal Water facility must be repaid within 24 months as authorized by the

CPUC. The proceeds from the Company and Cal Water facilities may be used for working capital or other business purposes.
As of September 30, 2025 and December 31, 2024, short-term borrowings of $345.0 million and $205.0 million, respectively, were outstanding on the Company and Cal Water facilities.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of unrestricted cash are maintained for Washington Water, New Mexico Water, Hawaii Water and Texas Water.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ debt portion of the Company’s consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more to one (each as defined in the respective credit agreements). As of September 30, 2025, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
On October 1, 2025, the Company completed the sale and issuance of (i) $70.0 million principal amount of 4.87% Senior Unsecured Notes, Series A, due October 1, 2032 (2032 Notes) and (ii) $100.0 million principal amount of 5.22% Senior Unsecured Notes, Series B, due October 1, 2035 (2035 Notes). Also on October 1, 2025, Cal Water completed the sale and issuance of $200.0 million principal amount of 5.64% First Mortgage Bonds, Series 3, due October 1, 2055 (2055 Bonds). Interest on the 2032 Notes and the 2055 Notes will accrue semi-annually and be payable in arrears on April 1 and October 1 of each year, commencing on April 1, 2026. The 2032 Notes and the 2055 Notes rank equally with the Company facility. Interest on the 2055 Bonds will accrue semi-annually and be payable in arrears on April 1 and October 1 of each year, commencing on April 1, 2026. The 2055 Bonds rank equally with all of Cal Water’s other First Mortgage Bonds and are secured by liens on its properties, subject to certain exceptions and permitted liens. The Company and Cal Water plan to use the net proceeds from the sale of the 2032 Notes, the 2035 Notes, and the 2055 Bonds to refinance existing indebtedness and for general corporate purposes. The 2032 Notes, 2035 Notes, and the 2055 Bonds were not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
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

Summarized Statement of Operations
(in thousands)	Nine Months Ended September 30, 2025		Twelve Months Ended December 31, 2024
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$715,327	$—	$956,447	$—
Gross profit	$478,517	$—	$663,270	$—
Income from operations	$146,752	$659	$228,066	$(2,120)
Equity in earnings of guarantor	$—	$111,797	$—	$174,979
Net income	$118,134	$116,368	$193,485	$179,022

Summarized Balance Sheet Information
(in thousands)	As of September 30, 2025		As of December 31, 2024
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$310,835	$5,589	$239,632	$7,146
Intercompany receivable from Non-guarantors	5,846	77,656	6,031	53,969
Other assets	629,344	1,400,729	650,395	1,337,468
Long-term intercompany receivable from Non-issuers	—	123,324	—	110,802
Net utility plant	4,064,155	—	3,816,513	—
Total assets	$5,010,180	$1,607,298	$4,712,571	$1,509,385

Current liabilities	$622,972	$77,006	$471,432	$42,987
Intercompany payable to Non-guarantors and Guarantor	6,105	2,398	1,001	—
Long-term debt	1,103,731	—	1,104,454	—
Other liabilities	1,877,935	3,146	1,799,854	3,146
Total liabilities	$3,610,743	$82,550	$3,376,741	$46,133
Dividends
During the nine months ended September 30, 2025, our quarterly common stock dividend payments were $0.94 per share, which includes a one-time special dividend in the amount of $0.04 per share, compared to $0.84 per share for the nine months ended September 30, 2024. For the full year 2024, the payout ratio was 34.3% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of 60% of net income.
At the October 29, 2025 meeting, the Company’s Board of Directors declared the third quarter dividend of $0.30 per share payable on November 21, 2025, to stockholders of record on November 10, 2025. This was our 323rd consecutive quarterly dividend.
2025 Financing Plan
We intend to fund our utility plant needs in future periods through a relatively balanced approach between long-term debt and equity.
The Company and Cal Water have a syndicated unsecured revolving line of credit of $200.0 million and $400.0 million, respectively, for short-term borrowings. As of September 30, 2025, the Company’s and Cal Water’s availability on these unsecured revolving lines of credit was $125.0 million and $130.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $28.54 at September 30, 2025 compared to $27.49 at December 31, 2024. There were approximately 1,645 stockholders of record for our common stock as of August 11, 2025.

Utility Plant Expenditures
During the nine months ended September 30, 2025, utility plant expenditures totaled $364.7 million, including Company-funded projects of $343.5 million and developer-funded projects of $21.2 million. For 2025, we estimate utility capital expenditures to be between $450.0 million and $550.0 million based on the 2024 CA GRC and expected capital needs in the other subsidiaries.
As of September 30, 2025, construction work in progress was $443.4 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under state ordinances. These are adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our average annual groundwater extraction from adjudicated groundwater basins approximates 7.8 billion gallons or 14.9% of our total average annual (2023 to 2024) water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract ground water from managed or unmanaged water basins. There are no set limits for the ground water extracted from these water basins. Our average annual groundwater extraction from managed groundwater basins approximates 29.6 billion gallons or 56.4% of our total average annual (2023 to 2024) water supply pumped from wells. Many managed groundwater basins we extract water from have groundwater recharge facilities for which we financially support the recharge activities by paying well pump taxes. For the nine months ended September 30, 2025 and 2024, our well pump taxes were $17.8 million and $15.7 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGMA). The law and its implementing regulations required most basins to create a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGMA provisions are fully implemented, all the Company’s California groundwater will be produced from sustainably managed and/or adjudicated basins.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of September 30, 2025, statewide precipitation was 96% of average for the 2024-2025 water year and statewide reservoir storage was 109% of historical average covering the last 50 years (per the California Department of Water Resources). Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2025 and thereafter. Our customers in West Maui are experiencing drought conditions, and we are working with local partners to encourage additional conservation. Water rationing in West Maui may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes or by installing the best available technologies.
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
In April of 2024, the U.S. Environmental Protection Agency (EPA) finalized a National Primary Drinking Water Regulation establishing legally enforceable levels, known as maximum contaminant levels (MCLs), for six PFAS in drinking water. Under the PFAS regulation, water utilities across the country are required to complete initial PFAS monitoring by 2027 and to implement treatment for sources exceeding the MCL by 2029. In May of 2025, the EPA announced its intention to rescind the regulations for four of the PFAS compounds, and to extend the compliance date to 2031. The EPA plans to issue a proposed rule in late 2025 and finalize the rule in the Spring of 2026. We estimate a capital investment of approximately $226.0 million will be required to comply with the PFAS regulation.
On April 17, 2024, the Water Board adopted an MCL of 10 parts per billion for Chromium-6 in drinking water. Our water systems in California will be required to comply with the PFAS regulation within two to four years. We developed and installed treatment for this contaminant at most of our impacted water sources when the same MCL was originally set in 2014, which was subsequently vacated for administrative reasons. After the MCL was vacated, we continued to treat our impacted water systems. We anticipate installing treatment for the remaining impacted sources before the PFAS regulatory deadline.
CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2025, there were no material changes in contractual obligations outside the normal course of business.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CALIFORNIA WATER SERVICE GROUP
Registrant

October 30, 2025	By:	/s/ James P. Lynch
James P. Lynch
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)