Form 10-K
period 2025-12-31
CALIFORNIA WATER SERVICE GROUP
filed 2026-02-27
CIK 1035201

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,582 million on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. The valuation is based on the closing price of the registrant’s common stock as traded on the New York Stock Exchange.
The common stock outstanding at February 9, 2026 was 59,642,844 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required to be disclosed in Part III of this report is incorporated by reference from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 27, 2026. The proxy statement is expected to be filed no later than 120 days after the end of the fiscal year covered by this report.

PART I
Item 1.    Business.
Forward-Looking Statements
This annual report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this annual report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this annual report include, but are not limited to, statements describing our intention, indication or expectation regarding our financial performance, dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, regulatory compliance, decisions, approvals, authorizations, requirements or other actions, including plans and proposals pursuant to and timing of the California Water Service Company (Cal Water)’s general rate case (GRC) filed on July 8, 2024 (2024 CA GRC) and the GRCs filed by our other subsidiaries, the anticipated closing and timing of acquisition of Nexus Water Group’s (Nexus) Nevada and Oregon utilities, and the remaining membership interests in BVRT Utility Holding Company LLC (BVRT) and expected benefits resulting from such transactions, timing of our cost of capital application, rate amounts, cost recovery or refunds, certain per- and polyfluoroalkyl substances (PFAS) regulations, and associated impacts, such as our expected or estimated revenue, our intentions regarding recovery billing, our expectations regarding regulatory asset and operating revenue recognition, sources of funding or capital requirements, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, our anticipation regarding renewing water supply contracts and estimated water prices, estimates and assumptions relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations or assumptions regarding employee benefit plans and stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings, our expectations, intentions or anticipations regarding our sources of funding, capital structure, including authorized return on equity, cost of debt and rate of return, or capital allocation plans, our intentions regarding growth opportunities or our expectations regarding the amount, timing, and use of settlement proceeds relating to certain PFAS-contamination claims. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results or outcomes may vary materially from what is contained in a forward-looking statement.
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
•changes in state regulatory commissions’ policies and procedures;
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
•shifts in population, including housing and customer growth;
•issues with the implementation, maintenance or security of our information technology systems;
•physical and cyber security risks and threats and the adequacy of our efforts to mitigate such risks and threats;
•the ability of our enterprise risk management processes to identify or address risks adequately;
•labor relations matters as we negotiate with unions;
•changes in customer water use patterns and the effects of conservation, including as a result of drought conditions;
•our ability to complete, in a timely manner or at all, successfully integrate, and achieve anticipated benefits from announced acquisitions, including the Nexus and BVRT acquisitions;
•restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends;
•risks associated with expanding our business and operations, including into other geographic areas;
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, changes in tariff policy, the interest rate environment, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, and the prospect of shutdowns of the U.S. federal government;
•the impact of market conditions and volatility on unrealized gains or losses on our non-qualified benefit plan investments and our operating results;
•the impact of weather and timing of meter reads on our accrued and unbilled revenue;
•the impact of evolving legal and regulatory requirements, including sustainability requirements;
•the impact of the evolving U.S. political environment and changes effected, proposed or threatened by the U.S. federal government that has led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies and the status of current and future regulations; and
•the risks set forth in “Risk Factors” included elsewhere in this annual report.
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

Overview
California Water Service Group (Company) is a holding company with seven operating subsidiaries: Cal Water, Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), Hawaii Water Service Company, Inc. (Hawaii Water), TWSC, Inc. (Texas Water), CWS Utility Services, and HWS Utility Services LLC (CWS Utility Services and HWS Utility Services LLC being referred to collectively in this annual report as Utility Services). Cal Water, Washington Water, New Mexico Water, and Hawaii Water are regulated public utilities. Texas Water is a holding company with regulated water and wastewater utilities.
The regulated utility entities also provide non-regulated services. Utility Services holds non-utility property and provides non-regulated services to private companies and municipalities outside of California (see “Non-Regulated Activities” below for more details). Cal Water was the original operating company that began operations in 1926.
Our business is conducted through our operating subsidiaries and we provide utility services to approximately two million people. The bulk of our business consists of the production, purchase, storage, treatment, testing, distribution, and sale of water for domestic, industrial, public, and irrigation uses, and the provision of water for domestic and municipal fire protection services. In some areas, we provide wastewater collection and treatment services, including treatment that allows water recycling. We also provide non-regulated water-related services under agreements with municipalities and other private companies. The non-regulated services include full water system operation, meter reading, and billing services. Non-regulated operations also include the lease of communication antenna sites, lab services, and promotion of other non-regulated services.
During the year ended December 31, 2025, there were no significant changes in the kind of products produced or services rendered by our operating subsidiaries, or in the markets or methods of distribution.
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
Regulated Business
California water operations are conducted by Cal Water, which provides service to approximately 500,000 customer connections in 20 separate districts, which are subject to regulation by the California Public Utilities Commission (CPUC). California water operations accounted for approximately 89.0% of our total customer connections and 91.2% of our total consolidated operating revenue in 2025.
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
In October of 2011, an agreement was negotiated with the City of Hawthorne to lease and operate its water system. The system, which is located near our Hermosa Redondo district, serves about half of Hawthorne’s population. The capital lease agreement required an up-front $8.1 million lease deposit to the city that is being amortized over the lease term. Additionally, annual lease payments are contracted to be adjusted based on changes in rates charged to customers. Under the lease, we are responsible for all aspects of system operation and capital improvements, although title to the system and system improvements reside with the city. Capital improvements are recorded as depreciable plant and equipment and depreciated per the asset lives set forth in the agreement. In exchange, we receive all revenue from the water system, which was $13.0 million, $12.7 million, and $12.2 million in 2025, 2024, and 2023, respectively. At the end of the lease, the city is required to reimburse us for the unamortized value of capital improvements made during the term of the lease. The City of Hawthorne capital lease is a 15-year lease and expires in August of 2026. We do not expect to renew the lease upon expiration.
In April of 2018, a renewal agreement was negotiated with the City of Commerce for us to continue to lease and operate its water system for 15 years. Under the agreement, the operating lease requires us to pay $0.8 million per year in monthly installments. We have operated the City of Commerce water system since 1985 and are responsible for all operations, maintenance, water quality assurance, customer service programs, and financing capital improvements to provide a reliable supply of water that meets federal and state standards to customers served by the City of Commerce system. The City of Commerce retains title to the system and system improvements and remains responsible for setting its customers’ water rates. We bear the risks of operation and collection of amounts billed to customers. In exchange, we receive all revenue from the water system, which was $4.0 million, $4.1 million, and $4.2 million, in 2025, 2024, and 2023, respectively. The agreement allows us to request a rate change annually in order to recover costs.
Hawaii Water provides service to approximately 6,800 water and wastewater customer connections on the islands of Kauai, Maui, Oahu, and Hawaii, including several large resorts and condominium complexes. Hawaii Water’s regulated customer connections are subject to the jurisdiction of the Hawaii Public Utilities Commission (HPUC). Hawaii Water accounted for 1.2% of our total customer connections and approximately 4.6% of our total consolidated operating revenue in 2025.
Washington Water provides domestic water service to approximately 38,500 customer connections in the Tacoma, Olympia, Graham, Spanaway, Puyallup, Rainier, Yelm, and Gig Harbor areas. Washington Water’s utility operations are regulated by the Washington Utilities and Transportation Commission (UTC). Washington Water accounted for approximately 6.8% of our total customer connections and approximately 2.6% of our total consolidated operating revenue in 2025.
New Mexico Water provides service to approximately 11,800 water and wastewater customer connections in our Rio Communities, Rio Del Oro, Meadow Lake, Indian Hills, Squaw Valley, Elephant Butte, Morningstar, Sandia Knolls, Juan Tomas, Monterey, and Cypress Gardens systems. New Mexico’s regulated operations are subject to the jurisdiction of the New Mexico Public Regulation Commission. New Mexico Water accounted for approximately 2.1% of our total customer connections and 0.8% of our total consolidated operating revenue in 2025.
In May of 2021, Texas Water became the majority owner of BVRT, a Texas-based utility development company owning and operating water and wastewater utilities serving growing communities outside of Austin and San Antonio. BVRT provides regulated water and wastewater services under the rules and regulation of the Public Utilities Commission of Texas (PUCT). Texas Water initially invested funds to enable BVRT to continue to build wastewater infrastructure and converted its investment to equity. BVRT’s water and wastewater utilities currently serve or are under contract to serve approximately 4,900 customer connections. On August 16, 2022, BVRT entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) that enables BVRT to receive up to 2,419 acre-feet of potable water annually (see Note 15 of the Notes to Consolidated Financial Statements for more details). Texas Water accounted for approximately 0.9% of our total customer connections and 0.8% of our total consolidated operating revenue in 2025. In November of 2025, Texas Water entered into an agreement to purchase the remaining membership interests of BVRT for $45.0 million and become the sole owner. Texas Water expects to file a change of control application with the PUCT in the first quarter of 2026 to request approval for the acquisition. Texas Water’s acquisition of the remaining membership interests is subject to satisfaction of customary closing conditions in addition to PUCT and our Board of Director’s approval.
In February of 2026, we entered into an agreement to purchase Nexus’ Nevada and Oregon water and wastewater systems (the Systems) for approximately $218.0 million, subject to the finalization of closing adjustments. The transaction is expected to close by the end of 2026 and is subject to regulatory approvals and other customary closing conditions. Our Board of Directors has approved the acquisition. The Systems currently serve approximately 36,000 equivalent residential connections and have a combined rate base of approximately $109.0 million.
The state regulatory bodies governing our regulated operations are referred to as the Commissions in this annual report. Rates and operations for regulated customers are subject to the jurisdiction of the respective state’s regulatory Commission. The Commissions require that water and wastewater rates for each regulated district be independently determined based on the cost of service. The Commissions are expected to authorize rates sufficient to recover normal operating expenses and allow the utility an opportunity to earn a fair and reasonable return on invested capital.
We treat and distribute water and collect and treat wastewater in accordance with accepted water and wastewater utility methods. Where applicable, we hold franchises and permits in the cities and communities where we operate. The franchises and permits allow us to operate and maintain facilities in public streets and rights-of-way as necessary.

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
In California, nearly all non-regulated activities are considered NTPS. The prescribed accounting for these NTPS is incremental cost allocation plus revenue sharing with regulated customers. Non-regulated services determined to be “active activities” require a 10% revenue sharing, and “passive activities” require a 30% revenue sharing. The amount of non-regulated revenues subject to revenue sharing is the total billed revenues less any authorized pass-through costs. Some examples of CPUC authorized pass-through costs are purchased water, purchased power, and pump taxes. All of our non-regulated services, except for leasing communication antenna sites on our properties, are “active activities” subject to a 10% revenue sharing. Leasing communication antenna sites on our properties are “passive activities” subject to a 30% revenue sharing. Cal Water’s annual revenue sharing with regulated customers was $2.7 million, $2.8 million, and $2.7 million in 2025, 2024, and 2023, respectively.
Operating Segment
We operate in one reportable segment, the supply and distribution of water services and the provision of wastewater services. For information about revenue from external customers, net income attributable to California Water Service Group and total assets, see “Item 8. Financial Statements and Supplementary Data.”
Growth
We intend to continue exploring opportunities to expand our regulated and non-regulated water and wastewater activities, particularly in the western United States. The opportunities could include system acquisitions, such as our announced agreement to purchase Nexus’s Nevada and Oregon water and wastewater systems, lease arrangements similar to the City of Hawthorne and City of Commerce contracts, utility development investments similar to the BVRT investment, full service system operation and maintenance agreements, customer service functions, and other utility-related services.

Geographical Service Areas and Number of Customer Connections at Year-end
Our principal markets are users of water within our service areas. The approximate number of customer connections served in each California regulated district, the City of Hawthorne, the City of Commerce, and each operating subsidiary, at December 31 is as follows:

(rounded to the nearest hundred)	2025	2024
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region (serving South San Francisco, Colma, Broadmoor, San Mateo, San Carlos, Lucerne, Duncans Mills, Guerneville, Dillon Beach, Noel Heights and portions of Santa Rosa)	56,000	56,000
Bear Gulch (serving portions of Menlo Park, Atherton, Woodside and Portola Valley)	19,200	19,200
Los Altos (including portions of Cupertino, Los Altos Hills, Mountain View and Sunnyvale)	19,000	19,000
Livermore	19,000	19,000
	113,200	113,200
SACRAMENTO VALLEY
North Valley Region (serving Chico, Hamilton City, and Oroville)	35,400	35,400
Marysville	3,800	3,800
Dixon	3,100	3,100
Willows	2,400	2,400
	44,700	44,700
SALINAS VALLEY
Salinas Valley Region (including Salinas and King City)	31,900	31,900
	31,900	31,900
SAN JOAQUIN VALLEY
Bakersfield	75,100	74,900
Stockton	45,300	45,300
Visalia	49,500	49,100
Selma	6,700	6,700
Kern River Valley	4,000	4,000
	180,600	180,000
LOS ANGELES AREA
East Los Angeles	26,900	26,900
South Bay Region (serving Hermosa Beach, Redondo Beach, Carson, and portions of Compton, Harbor City, Long Beach, Los Angeles, and Torrance)	61,800	61,800
Los Angeles County Region (including Palos Verdes Estates, Rancho Palos Verdes, Rolling Hills Estates, Rolling Hills, Fremont Valley, Lake Hughes, Lancaster and Leona Valley)	26,100	26,100
Westlake (a portion of Thousand Oaks)	7,100	7,100
Hawthorne and Commerce (leased municipal systems) and Travis Air Force Base (utility privatization contract)	7,700	7,700
	129,600	129,600
CALIFORNIA TOTAL	500,000	499,400
HAWAII	6,800	6,700
NEW MEXICO	11,800	11,500
WASHINGTON	38,500	38,300
TEXAS	4,900	4,200
COMPANY TOTAL	562,000	560,100

Rates and Regulation
The Commissions have plenary powers to set both rates and operating standards. As such, the Commissions’ decisions significantly impact the Company’s revenues, earnings, and cash flows. The amounts discussed herein are generally annual amounts, unless otherwise stated, and the financial impact to recorded revenue is expected to occur over a 12-month period from the effective date of the decision. In California, water utilities are required to make several different types of filings. Certain filings, such as GRC filings, escalation rate increase filings, and offset filings, may result in rate changes that generally remain in place until the next GRC. As explained below, surcharges and surcredits to recover balancing and memorandum accounts as well as GRC interim rate relief are temporary rate changes, having specific time frames for recovery.
The CPUC follows a rate case plan that requires Cal Water to file a GRC for each of its regulated districts every three years. For the discussion of California regulatory activity that follows, Grand Oaks is excluded unless its inclusion is expressly stated. In a GRC proceeding, the CPUC not only considers the utility’s rate setting requests, but may also consider other issues that affect the utility’s rates and operations. The CPUC is generally required to issue its GRC decision prior to the first day of the test year or authorize interim rates and an Interim Rates Memorandum Account (IRMA). In accordance with the rate case plan, Cal Water filed its most recent GRC in July of 2024 (2024 CA GRC) requesting rate changes effective January 1, 2026. For additional information on our 2024 CA GRC, see “California Regulatory Activity”.
Between GRCs, Cal Water may file escalation rate increases, which allow Cal Water to recover cost increases, primarily from inflation and incremental investments, generally during the second and third years of the rate case cycle. However, escalation rate increases are district specific and subject to an earnings test. The CPUC may reduce a district’s escalation rate increase if, in the most recent 13-month period, the earnings test reflects earnings in excess of what was authorized for that district or if new assets placed in service are less than authorized amounts.
In addition, California water utilities are entitled to make offset requests via an advice letter. Offsets may be requested to adjust revenues for authorized construction projects or recycled water projects when those capital projects go into service (these filings are referred to as “rate base offsets”), or for rate changes charged to Cal Water for purchased water, purchased power, and pump taxes (which are referred to as “expense offsets”). Rate changes approved in offset requests remain in effect until the next GRC is approved.
California Regulatory Activity
2024 CA GRC Application and IRMA
On July 8, 2024, Cal Water submitted Infrastructure Improvement Plans (the Plans) for its California districts from 2025 to 2027 in its 2024 CA GRC application with the CPUC. The application also proposed a Low-Use Water Equity Program, that would, if approved as filed, decouple revenue from water sales, to assist low-water-using, lower-income customers. The CPUC continues to evaluate the Plans along with the operating budget proposals and the Low-Use Water Equity Program to establish water rates for 2026 to 2028 that reflect the cost of providing safe, reliable water service. The required, triennial filing was the start of an approximately 18-month review process, with any changes in customer rates scheduled to become effective on January 1, 2026.
In the Plans, Cal Water proposed to invest more than $1.6 billion in its districts from 2025 to 2027, including approximately $1.3 billion of newly proposed capital investments. About 46% of the proposed new infrastructure improvements are to replace aging water pipelines. Such improvements are designed to enhance water supply reliability to support customers’ and firefighters’ everyday and emergency needs. The Plans also include, among other projects:
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
Cal Water concluded an initial pre-hearing conference and an Administrative Law Judge (ALJ) and Commissioner were assigned to the case. The Commissioner issued the Scoping Memo and Ruling in November 2024 identifying the issues to be addressed and setting the schedule for the proceeding. At the start of 2025, public participation hearings were conducted and Cal Water received California Public Advocate Office’s testimony responding to the 2024 CA GRC application. Cal Water submitted rebuttal testimony in late March 2025. The assigned Commissioner also issued an Amended Scoping Memo and Ruling on March 13, 2025 granting in part Cal Water’s request to modify the ex-parte rules established in the Scoping Memo, and denying Cal Water’s request to modify the issues within the scope of the proceeding. Settlement discussions took place during April 2025, and hearings before the ALJ occurred in May 2025. After the hearings, the ALJ issued a ruling requesting additional information that parties to the proceeding responded to in June 2025. Briefs were filed on July 7, 2025 and reply briefs were filed on July 28, 2025. A law and motion hearing occurred on August 5, 2025 and a joint status conference occurred on October 3, 2025 in order to address pending motions and administrative matters. A proposed decision on the case was previously expected to be issued in late 2025 in accordance with the CPUC’s rate case plan, with new rates effective January 1, 2026; however, due to the CPUC requiring additional time to process the case, the timing of a proposed decision is uncertain. In December of 2025, the CPUC issued a decision extending its statutory deadline until June 8, 2026. Normally, the CPUC is subject to a requirement to process applications within 18 months of filing. In our experience, it is the CPUC’s practice to extend its statutory deadline, in some cases multiple times, as needed. The delay in the decision could have a material adverse impact on our revenue, operating results and earnings per share; however, we would expect this to be reversed at the time of a final decision through recognition of revenues that should have been recovered for services delivered beginning January 1, 2026.
In June of 2025, Cal Water filed a motion requesting authority to increase rates by inflation on January 1, 2026 (interim rates) and for the establishment of an IRMA in the event the CPUC did not issue a final decision for the 2024 CA GRC in time for new rates to be implemented on January 1, 2026. In October of 2025, the ALJ granted Cal Water’s motion for interim rates and the establishment of the IRMA. In November of 2025, Cal Water filed an advice letter implementing a three percent increase in interim rates and the IRMA as of January 1, 2026. The IRMA tracks the difference between interim rates and the rates that will ultimately be approved pursuant to the CPUC’s decision on the 2024 CA GRC.
Escalation Increase Requests
As a part of the decision on Cal Water’s 2021 GRC (2021 CA GRC), Cal Water was authorized to request annual escalation rate increases for 2025 for those districts that passed the CPUC’s earnings test. In November of 2024, Cal Water requested 2025 escalation rate increases for 18 of its regulated districts. The increase in annual adopted gross revenue associated with the November 2024 filing was $27.2 million. The new rates were implemented on January 1, 2025.
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
In May of 2025, Cal Water submitted an $11.4 million rate base offset advice letter to recover $1.6 million of annual revenue increases for all of its regulated districts. The new rates were implemented on July 1, 2025.
In November of 2025, Cal Water submitted a $12.3 million rate base offset advice letter to recover $1.5 million of annual revenue increases for 6 of its regulated districts. The new rates were implemented on January 1, 2026.
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
In November of 2025, Cal Water submitted an advice letter to request expense offsets for increases in purchased water costs, pump taxes, and purchased power offsets in 18 of its regulated districts totaling $15.7 million. The new rates were implemented on January 1, 2026.
Monterey-Style Water Revenue Adjustment Mechanism (MWRAM) Filing
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
Incremental Cost Balancing Account (ICBA) Filing
In September of 2025, Cal Water submitted an advice letter to recover a net $3.4 million undercollection in its ICBA for 2024 in 18 of its regulated districts. The advice letter was approved and the new surcharges/surcredits were implemented on October 1, 2025. Additionally, $10.5 million is being recovered via a 12-month surcharge and $7.1 million is being refunded via either a one time or 12-month surcredit.
Cost of Capital Application
The CPUC issued and adopted a proposed decision for the Cal Water 2021 Cost of Capital Application in the second quarter of 2023. The decision authorized Cal Water’s return on equity, cost of debt, and capital structure for 2023 and 2024. The CPUC also reauthorized the Water Cost of Capital Mechanism (WCCM) for 2023 and 2024, which automatically adjusts the rate of return when the Moody’s Utilities Bond Index (Index) fluctuates between cost of capital applications.
On February 2, 2024, Cal Water received a letter from the CPUC addressed jointly to Cal Water and three other Class A water companies granting their request for a one-year extension in their next cost of capital filing with the CPUC to May 1, 2025. The WCCM remained in effect during the one-year extension.
In October of 2024, Cal Water evaluated the WCCM for 2025 and determined that it was not triggered. Since the WCCM was not triggered, there was no change to Cal Water’s 10.27% return on equity, 4.23% cost of debt, and 7.46% authorized rate of return for 2025. Cal Water’s authorized capital structure is 53.4% equity and 46.6% debt.
On January 14, 2025, Cal Water received a letter from the CPUC addressed jointly to Cal Water and three other Class A water companies granting a second extension for an additional one-year period in their cost of capital filing with the CPUC to May 1, 2026. The WCCM remained in effect during the one-year extension.
In October of 2025, Cal Water evaluated the WCCM for 2026 and determined that it was not triggered. Since the WCCM was not triggered, there was no change to Cal Water’s 10.27% return on equity for 2026.
On November 18, 2025, Cal Water received a letter from the CPUC addressed jointly to Cal Water and three other Class A water companies granting a third extension for an additional one-year period in their cost of capital filing with the CPUC to May 1, 2027. The WCCM will remain in effect during the one-year extension. As a result, Cal Water’s authorized return on equity in 2027 is expected to remain at 10.27% plus or minus any changes from the WCCM. The next measurement date for the WCCM is September 30, 2026.
PFAS Memorandum Account (PFAS MA)
Public water systems have been ordered by the Water Board to detect, monitor, and report certain PFAS in drinking water. In the third quarter of 2020, the CPUC approved the PFAS MA which allows Cal Water to track incremental expenses related to compliance with the order. The tracking of capital costs was excluded due to the lack of a MCL at that time.
In June of 2025, Cal Water filed an application with the CPUC requesting authorization to spend $125.0 million (net of litigation settlement proceeds after deducting fees and expenses) for PFAS treatment in 6 of its regulated districts in 2026 and 2027. The associated requested annual revenue increase for 2027 and 2028 is $6.7 million and $9.0 million, respectively. The impact to the annual revenue requirement is expected to be adjusted downwards for additional litigation or grant proceeds that Cal Water receives. The application also includes a proposal for the amortization of incremental costs tracked in the PFAS MA for these 6 regulated districts totaling $2.5 million.

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
The CPUC authorized Cal Water to recover revenue associated with costs up to a cap of $96.1 million after the PV Project was placed in service, subject to the CPUC’s reasonableness review. Due to the complexity of the PV Project, total project costs exceeded the advice letter cap of $96.1 million. Total project costs incurred were $117.2 million. Amongst other things, the 2021 CA GRC approved an additional $6.4 million of capital costs to be included in base rates plus authority to open a memorandum account allowing Cal Water to track incremental capital-related costs associated with this project.
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
On January 30, 2025, a resolution was issued that approved Cal Water’s request to include $14.2 million of incremental costs in rate base and for a temporary surcharge to recover $3.8 million of carrying costs tracked in the Palos Verdes Pipeline Memorandum Account. New base rates were implemented on February 1, 2025, and new surcharges were implemented on April 1, 2025.
California Drought Memorandum Account (DRMA)
In June 2021, Cal Water submitted an advice letter to request a DRMA to track the incremental operational and administrative costs incurred to further implement updated Rule 14.1 for voluntary conservation measures and Schedule 14.1 for implementation of our Water Shortage Contingency Plan, including activities related to enhanced conservation efforts, staffing, and capital expenditures to provide a safe, reliable water supply. The DRMA would also track monies paid by customers for fines, penalties, or other compliance measures associated with water use violations and penalties paid by Cal Water to its water wholesalers. The DRMA was approved by the CPUC with an effective date of June 14, 2021.
On July 28, 2023, Cal Water submitted a Tier 3 advice letter requesting authority to amortize $1.4 million of incremental expenses incurred in 18 of its districts from June 2021 to December 2022 tracked in the DRMA.
On January 30, 2025, a resolution was issued that approved Cal Water’s request to recover $1.4 million of incremental costs incurred in 18 of its districts from June 2021 to December 2022 tracked in the DRMA. New surcharges were implemented on April 1, 2025.
In September of 2025, Cal Water submitted a Tier 3 advice letter requesting to recover $1.9 million of incremental expenses incurred from January 2023 to August 2024 tracked in the DRMA. The effective date of the advice letter is uncertain as Tier 3 advice letters require a resolution to be adopted by the CPUC.
Drought Response Memorandum Account (DREMA)
The DREMA was established to track lost revenues associated with reduced sales as a result of the activation of Rule 14.1 and Schedule 14.1 of Cal Water’s Water Use Restrictions of its Water Shortage Contingency Plan in 18 of its districts.
In September of 2025, Cal Water submitted a Tier 3 advice letter to recover a net $3.9 million undercollection tracked in its DREMA for the period January 2023 to August 2024. The effective date of the advice letter is uncertain as Tier 3 advice letters require a resolution to be adopted by the CPUC.

Regulatory Activity - Other States
Washington Water Service – Stroh’s 2025 Rate Case
On March 17, 2025, Washington Water filed a tariff update with the UTC for the Stroh’s water system to increase revenues by $0.2 million. The general rate increase was approved on May 22, 2025, implemented into rates over two years. The first implementation of new rates was effective May 23, 2025, and the second implementation of new rates will be effective May 23, 2026.
Washington Water Service – 2025 East Pierce and Legacy Water Systems General Rate Case
On September 25, 2025, Washington Water filed a tariff update with the UTC for the East Pierce and Legacy water systems to increase revenues by $4.9 million. The general rate increase, which includes recovery of expenses, capital expenditures and PFAS-related expenses incurred in 2023 and 2024, is expected to be implemented in the second half of 2026.
Hawaii Water Service – 2024 Ka’anapali General Rate Case (2024 Ka’anapali GRC)
During the first quarter of 2025, a settlement was reached in the 2024 Ka’anapali GRC between Hawaii Water and the Hawaii Division of Consumer Advocacy (DCA). The settlement calls for a total test year revenue requirement of $7.5 million, representing an increase over the $6.4 million previously approved, on rate base of $13.4 million. The settlement agreement was filed with the HPUC and approved on April 7, 2025. The updated rate tariff was effective on April 18, 2025.
Hawaii Water Service – 2024 Waikoloa General Rate Case
In October of 2024, Hawaii Water filed a rate case with the HPUC to increase revenues across the five utilities operating in the Waikoloa service territory. A settlement agreement was reached between Hawaii Water and the Hawaii DCA and filed with the HPUC in August of 2025 to increase revenues by $4.7 million over two years. HPUC approved the settlement on October 7, 2025. The initial phase of the new rates was implemented on October 9, 2025, and the second implementation of new rates will be effective October 9, 2026.
Hawaii Water Service – 2025 Kapalua General Rate Case
In November of 2025, Hawaii Water filed a rate case with the HPUC to increase revenue in its Kapalua water and wastewater systems by $2.2 million. The request seeks to recover increases in purchased water costs, higher operating expenses, and the cost of completed capital investments. The new rates, if approved, are expected to be effective in the fourth quarter of 2026.
Texas Water Service
In June of 2024, BVRT filed a consolidated rate case with the PUCT comprised of 5 subsidiary utilities, Camino Real, Forest Glen, Windy Hill, Zipp Road, and Spanish Trail Utility Companies. A comprehensive settlement was filed on October 20, 2025. On December 15, 2025, after the final deadline, a customer filed a late objection to the proposed settlement. Parties are awaiting a decision from the PUCT regarding the objection. The initial phase of the new rates was implemented on July 25, 2025, and the next phase is scheduled to be implemented in October 2026.
In December of 2023, Camino Real Utility filed a new water Certificate of Convenience and Necessity (CCN) application with the PUCT to establish a water service area that initially covers 229.1 acres in Caldwell County. On December 30, 2025, a Notice of Approval was received from the PUCT establishing the CCN and initial water tariff rates.
Water Supply
Our source of supply varies among our operating subsidiaries and districts. Certain subsidiaries and districts obtain all of their supply from wells; some purchase all of their supply from wholesale suppliers; and others obtain supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. To the best of management’s knowledge, we are meeting water quality, environmental, and other regulatory standards for all Company-owned systems.
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from water basins under adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our average annual groundwater extraction from adjudicated groundwater basins approximates 8.2 billion gallons or 15.0% of our total average annual (2024 to 2025) water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract groundwater from locally managed or unmanaged water basins or aquifers. There are currently no set limits for the ground water extracted from these water basins or aquifers. Our average annual groundwater extraction from managed groundwater basins approximates 30.9 billion gallons or 56.2% of our total average annual (2024 to 2025) water supply pumped from wells. Many managed groundwater basins from which we extract water have groundwater recharge facilities that we financially support by paying well pump taxes. Our well pump taxes for 2025, 2024, and 2023 were $24.2 million, $21.8 million, and $19.0 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGMA). The law and its implementing regulations required most basins to create a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGMA provisions are fully implemented, all the Company’s California groundwater will be produced from sustainably managed and/or adjudicated basins.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of December 31, 2025, the snowpack water content of the statewide average during the 2025 to 2026 water year was 69% of long-term averages, statewide precipitation was 140% of long-term averages, and statewide reservoir storage was 123% of long-term averages (per the California Department of Water Resources). Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2026 and thereafter. Our customers in West Maui are experiencing drought conditions, and we are working with local partners to encourage additional conservation. Water rationing in West Maui may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes or by installing the best available technologies.
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
In April of 2024, the EPA finalized a National Primary Drinking Water Regulation establishing legally enforceable MCLs for six PFAS in drinking water. Under the PFAS regulation, water utilities across the country are required to complete initial PFAS monitoring by 2027 and to implement treatment for sources exceeding the MCL by 2029. In May of 2025, the EPA announced its intention to rescind the regulations for four of the PFAS compounds, and to extend the compliance date to 2031. On January 20, 2026, a three-judge panel of the U.S. Court of Appeals for the District of Columbia unanimously denied an EPA request to vacate and remove MCLs on four PFAS. Multi-party litigation continues with regard to PFAS MCLs. We estimate a capital investment of approximately $269.1 million will be required to comply with the currently effective regulation.
We are a party to four separate class-action settlements with the following companies: 3M Company; E.I. Du Pont de Nemours and Company (n/k/a EIDP, Inc.), DuPont de Nemours, Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, DuPont); Tyco Fire Products LP (Tyco); and BASF Corporation. These settlements are designed to resolve certain claims for PFAS contamination of drinking water in active public water systems. We plan to use settlement proceeds received, net of fees and expenses, to offset capital expenditures required to comply with PFAS drinking water regulations. In 2025, we received the first and second installments of ten unequal settlement payments from 3M Company totaling $34.8 million, net of legal fees and expenses. The remaining installments are expected to be received annually beginning in the second quarter of 2026. In addition, we received $6.1 million from DuPont, net of legal fees and expenses. Proceeds from settlements with Tyco, and BASF Corporation are expected to be received beginning in the first half of 2026. The proceeds, net of fees and expenses, will be allocated on a prorated basis to identified PFAS projects.
On April 17, 2024, the Water Board adopted an MCL of 10 parts per billion for Chromium-6 in drinking water. Our water systems in California will be required to comply with the regulation within two to four years. We developed and installed treatment for this contaminant at most of our impacted water sources when the same MCL was originally set in 2014, which was subsequently vacated for administrative reasons. After the MCL was vacated, we continued to treat our impacted water systems. We anticipate installing treatment or taking wells out of service for the remaining impacted sources before the regulatory deadline.

The following table shows the estimated quantity of water purchased and the percentage of purchased water to total water production in each California operating district that purchased water in 2025. Other than noted below, all other districts receive 100% of their water supply from wells.

District	Water Purchased (MG)	Percentage of Total Water Production	Source of Purchased Supply
SAN FRANCISCO BAY AREA/NORTH COAST
Bay Area Region*	6,163	98.2%	San Francisco Public Utilities Commission and Yolo County Flood Control & Water Conservation District
Bear Gulch	3,389	100.0%	San Francisco Public Utilities Commission
Los Altos	2,053	59.5%	Valley Water
Livermore	1,760	64.8%	Alameda County Flood Control and Water Conservation District, Zone 7
SACRAMENTO VALLEY
North Valley Region**	720	9.1%	Pacific Gas and Electric Co. and County of Butte
SAN JOAQUIN VALLEY
Bakersfield	9,764	50.5%	Kern County Water Agency and City of Bakersfield
Stockton	5,789	81.2%	Stockton East Water District
LOS ANGELES AREA
East Los Angeles	574	13.2%	Central Basin Municipal Water District
South Bay Region***	10,093	79.1%	West Basin Municipal Water District and City of Torrance
City of Commerce	116	19.2%	Central Basin Municipal Water District
City of Hawthorne	934	70.3%	West Basin Municipal Water District
Los Angeles County Region****	4,827	97.1%	West Basin Municipal Water District and Antelope Valley-East Kern Water Agency
Westlake	2,062	100.0%	Calleguas Municipal Water District and Triunfo Water and Sanitation District
Kern River Valley	54	23.9%	City of Bakersfield
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
Purchases for the Bayshore and Bear Gulch districts are in accordance with long-term contracts with the San Francisco Public Utilities Commission (SFPUC) until June 30, 2034. Purchases for the Los Altos, Livermore, Oroville, Redwood Valley, Stockton, and Bakersfield districts are pursuant to long-term contracts expiring on various dates after 2025. The water supplies purchased for the Dominguez, East Los Angeles, Hermosa Redondo, Palos Verdes, and Westlake districts as well as the Hawthorne and Commerce systems are provided by public agencies pursuant to a statutory obligation of continued non-preferential service to purveyors within the agencies’ boundaries.

Management anticipates water supply contracts will be renewed as they expire though the price of wholesale water purchases is anticipated to increase in the future.
Shown below are wholesaler price rates and increases that became effective in 2025, and estimated wholesaler price rates and percent changes for 2026. In 2025, several districts experienced purchased water rate increases, resulting in the filing of several purchased water offsets with the CPUC.

		2025			2026
District	Effective Month	Unit Cost	Percent Change	Effective Month	Unit Cost	Percent Change
Antelope Valley	July	$814.00 /af	3.0%	January	$814.00 /af	—
Bakersfield (1)	July	$233.00 /af	9.4%	January	$233.00 /af	—
Bayshore	July	$5.80 /ccf	2.3%	January	$5.80 /ccf	—
Bear Gulch	July	$5.80 /ccf	2.3%	January	$5.80 /ccf	—
Commerce (2)	January	$1,565.00 /af	9.7%	January	$1,698.00 /af	8.5%
East Los Angeles (2)	January	$1,565.00 /af	9.7%	January	$1,698.00 /af	8.5%
Hawthorne (2)	July	$1,917.00 /af	12.2%	January	$2,063.00 /af	7.6%
Livermore	January	$2.44 /ccf	4.3%	January	$2.47 /ccf	1.2%
Los Altos	July	$2,565.00 /af	9.4%	January	$2,565.00 /af	—
Oroville	March	$229,169 /yr	2.8%	January	$229,169 /yr	—
Palos Verdes (2)	July	$1,917.00 /af	12.2%	January	$2,063.00 /af	7.6%
Redwood Valley	January	$69.24 /af	—	January	$69.24 /af	—
South Bay Region (2)	July	$1,917.00 /af	12.2%	January	$2,063.00 /af	7.6%
Stockton	October	$1,229,113 /mo	4.9%	January	$1,229,113 /mo	—
Westlake	January	$1,895.00 /af	9.5%	January	$2,058.00 /af	8.6%
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
During 2025, 2024, and 2023 we leased additional emergency generators to respond to potential PSPSs, an electric utility operating paradigm approved by the CPUC.
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
In accordance with the 2018 America’s Water Infrastructure Act, we are required to conduct additional risk and resilience assessments (RRAs) and develop emergency response plans (ERPs) for each of our water systems. These RRAs and ERPs include natural hazards as well as malevolent acts. There are 3 tiers of RRA and ERP certification deadlines which are based on system population. The first such assessments were completed in 2020 and 2021. Since the RRAs are scheduled to be reviewed and resubmitted every five years, Cal Water completed workshops and recertified the tier 1 and tier 2 system RRAs and tier 1 system ERPs in 2025. We expect to complete additional workshops and recertification of the tier 3 RRA and tiers 2 and 3 ERPs in 2026 in accordance with the schedule required by the EPA.
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
Quality of Water Supply
Our operating practices are designed to produce potable water in accordance with accepted water utility practices. Water entering the distribution systems from surface and groundwater sources is treated in compliance with federal and state Safe Drinking Water Act (SDWA) and state standards. Well supplies in California, Hawaii and New Mexico are chlorinated or chloraminated for disinfection. Water samples from each water system are analyzed on a regular, scheduled basis in compliance with regulatory requirements. We operate a state-certified water quality laboratory at the San Jose Customer Support Services Office that provides testing for most of our California operations. Certain tests in California are contracted with independent certified labs qualified under the Environmental Laboratory Accreditation Program. State and local independent state certified labs provide water sample testing for the Washington, New Mexico, and Hawaii operations.
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
Under the California Environmental Quality Act (CEQA), all capital projects of a certain type (primarily wells, tanks, major pipelines, and treatment facilities) require mitigation of greenhouse gas emissions. The cost to prepare the CEQA documentation and permits are expected to be included in our capital cost and added to our rate base, which is expected to be requested to be paid for by our customers. Any increase in the operating cost of the facilities would also be expected to be included in our cost of service paid by our customers, as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
Cap-and-trade regulations were implemented in California in 2012 with the goal of reducing emissions to 1990 levels by the year 2020. These regulations have not affected water utilities at this time. In the future, if we are required to comply with these regulations, any increase in operating costs associated with meeting these standards would be included in our cost of service paid by our customers as requested in our GRC filings. While recovery of these costs is not guaranteed, we would expect recovery in the regulatory process.
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
Human Capital Resources
We believe that our employees are our greatest asset and are critical to our continued success. We place a strong emphasis on attracting and retaining talented and experienced individuals to manage and support our operations. To support these efforts, we offer our employees a broad range of Company-paid benefits, and we believe our compensation package and benefits are competitive with others in our industry. Additional information about our employee benefit plans is included in Note 11 of the Notes to Consolidated Financial Statements.
We have an unwavering focus on hiring, developing, and supporting an inclusive, diverse and equal opportunity workforce. It’s essential that each employee actively fosters an environment where everyone feels valued and respected. Our employees are expected to exhibit and promote honest, ethical, and respectful conduct. This is not just a guideline but a fundamental value of our Company culture. All of our employees must adhere to a business code of conduct that sets standards for appropriate behavior and ethics and includes required internal training on preventing, identifying, reporting, and stopping any type of unlawful discrimination.
Employee health and safety in the workplace is another one of the Company’s core values that we seek to live by every day. Safety efforts are led by the Executive Safety Committee and supported by safety committees that operate at the local level. These teams work tirelessly to help our work environment remain safe and healthy for everyone. Our practice is to actively identify hazards in the workplace so that management can track incidents and take remedial actions to improve workplace safety.
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
Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. Management believes that the Company’s employee relations are strong, as evidenced by the Company being recognized by several organizations as a top workplace. At December 31, 2025, we had 1,336 employees, including 1,182 at Cal Water, 84 at Washington Water, 48 at Hawaii Water, 22 at New Mexico Water, and no employees at Texas Water. In California, the Utility Workers Union of America (UWUA), AFL-CIO represents our non-exempt field, customer service, and non-confidential clerical employees and the International Federation of Professional and Technical Engineers (IFPTE), AFL-CIO represents our professional and technical engineering and water quality laboratory employees.
As of December 31, 2025, we had 696 employees represented by the UWUA and 109 employees represented by the IFPTE. In 2021, we reached separate six-year agreements with both unions on new contracts that run from May 14, 2021 (UWUA) and October 4, 2021 (IFPTE) through February 28, 2027. The parties worked hard in reaching these agreements that we believe provides our employees with a market competitive pay and benefits package.
Employees at Washington Water, Hawaii Water, and New Mexico Water are not represented by a labor union.

Information About Our Executive Officers
The following individuals serve as executive officers of the Company, as of February 26, 2026.

Name	Positions and Offices	Age
Martin A. Kropelnicki	Chairman, President and Chief Executive Officer since June 1, 2023. Formerly, President and Chief Executive Officer (2013-2023), President and Chief Operating Officer (2012-2013), Chief Financial Officer and Treasurer (2006-2012), served as Chief Financial Officer of Power Light Corporation (2005-2006), Chief Financial Officer and Executive Vice President of Corporate Services of Hall Kinion and Associates (1997-2004), Deloitte & Touche Consulting (1996-1997), held various positions with Pacific Gas & Electric Company (1989-1996).	59
James P. Lynch	Senior Vice President, Chief Financial Officer and Treasurer since January 3, 2024. Formerly, Manager of Special Projects (2023), Chief Accounting Officer for SJW Group, a water utility company (2022-2023), Chief Financial Officer and Treasurer for SJW Group (2010-2022), Audit Partner with KPMG LLP (1997-2010), held various other positions with KPMG LLP (1984-1997). Certified public accountant.	66
Michael B. Luu	Senior Vice President, Corporate Services & Chief Risk Officer since June 1, 2023. Formerly, Vice President, Information Technology and Chief Risk Officer (2021-2023), Vice President of Customer Service and Chief Information Officer (2017-2020), Vice President of Customer Service and Information Technology (2013-2016), Acting California Water Service Company District Manager, Los Altos (2012-2013), Director of Information Technology (2008-2012), CIS Development Manager (2005-2008), held various other positions with California Water Service Company since 1999.	46
Shawn C. Bunting
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
		53
Shannon C. Dean	Senior Vice President, Customer Service & Chief Sustainability Officer since January 1, 2024. Formerly, Vice President, Customer Service and Chief Citizenship Officer (2021-2023), Vice President of Corporate Communications & Community Affairs (2015-2020), Director of Corporate Communications (2000-2014), held various corporate communications, government, and community relations positions for Dominguez Water Company (1991-1999).	58
Michael S. Mares, Jr	Senior Vice President, Operations since January 1, 2024. Formerly, Vice President, Operations (2021-2023), Vice President, California Operations (2019-2020), California Water Service Company District Manager, Bakersfield (2017-2018), Hawaii Water Service Company General Manager (2014-2016), Hawaii Water Service Company Local Manager, Big Island (2012-2014), California Water Service Company, held various Superintendent positions in the Chico district (2002-2012), California Water Service Company, held various union positions in the Chico district (1992-2002).	59
Michelle R. Mortensen	Vice President, Corporate Secretary and Chief of Staff since January 1, 2022. Formerly, Vice President, Corporate Secretary (2021), Corporate Secretary (2015-2020), Assistant Corporate Secretary (2014), Treasury Manager (2012-2013), Assistant to the Chief Financial Officer (2011), Regulatory Accounting Manager (2008-2010), held various accounting positions at Piller Data Systems (2006-2007), Hitachi Global Storage (2005), Abbot Laboratories (2002-2004), and Symantec (1998-2001).	51
Elissa Y. Ouyang	Vice President, Facilities, Fleet and Procurement since January 1, 2022. Formerly, Chief Procurement and Lead Continuous Improvement Officer (2016-2021), Interim Procurement Director (2013-2016), Acting District Manager - Los Altos (2013), Interim Vice President of Information Technology (2012-2013), Director of Information Technology - Architecture and Security (2008-2012), Business Application Manager (2003-2007), Project Lead/Senior Developer (2001-2003), held various business consulting positions at KPMG Consulting/BearingPoint (1998-2001), and RR Donnelley (1996-1998).	57

Name	Positions and Offices	Age
Greg A. Milleman	Vice President, Rates & Regulatory Affairs since January 1, 2022. Formerly, Vice President, California Rates (2019-2021), Interim Director of Rates (2017-2018), Director of Field Administration & Finance (2014-2017), Manager of Special Projects (2013), and served as Senior Vice President of Administration and Corporate Secretary and various other management positions for Valencia Water Company (1992-2013).	63
Sophie M. James	Vice President, Water Quality & Environmental Affairs since January 1, 2024. Formerly, Chief Water Quality Officer (2022-2023), Director of Water Quality (2014-2021), Manager of Laboratory Service (2006-2013), and Environmental Chemist, City of Sunnyvale (1992-2006).	57
Kenneth G. Jenkins	Vice President, Water Resources Planning and Sustainability since January 1, 2025. Formerly, Chief Water Resource Sustainability Officer (2022-2024), Director of Water Resource Sustainability (2020-2021), Director of Drought Management and Conservation (2015-2020), Conservation Manager (2008-2015), Government and Community Relations Manager (2005-2008), held various other positions for California State Senate and California State Assembly (1998-2005).	49
Kris A. Hamner
Vice President, Chief Human Resource Officer since February 28, 2025. Formerly, Human Resource leader for private equity and holding companies including as Chief People Officer for STG Logistics, a supply chain solutions provider (2022-2023), Vice President, Human Resources for JSR Corporation, an advanced material and life sciences company (2019-2021), and Owner and Principal Consultant for HR Ro(X), a human capital consulting service provider (2018-2025), Global Human Resources Executive for Hewlett Packard Enterprise (2010-2017), Senior Executive Director of Human Resources at Hitachi Global Storage Technologies (2007-2010).
		49
Todd K. Peters	Vice President, Engineering since January 1, 2026. Formerly, Chief Engineering Officer (2020-2025), Chief Engineer (2005-2020), Manager of Design (2001-2005), and Manager of Distribution (1997-2001).	56
Thomas A. Scanlon	Vice President, Corporate Controller, Chief Accounting Officer, and Principal Accounting Officer since January 1, 2026. Formerly, Corporate Controller and Principal Accounting Officer (2023-2025), Director of Financial Reporting (2010-2022), Subsidiary Controller at Sun Power Systems Corporation (2007-2010), and Regional Controller at Swinerton Builders, Inc. (2000-2007).	63
Item 1A.    Risk Factors.
In evaluating our business, you should carefully consider the following discussion of material risks, events, and uncertainties that make an investment in us speculative or risky in addition to the other information in this annual report on Form 10-K. A manifestation of any of the following risks and uncertainties could, in circumstances we may or may not be able to accurately predict, materially and adversely affect our business, growth, reputation, prospects, operating and financial results, financial condition, cash flows, liquidity, and stock price. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face. Moreover, some of the factors, events, and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future.

Risks Related to Our Regulatory Environment
Our business is heavily regulated by state and federal regulatory agencies and our financial viability depends upon our ability to recover costs and investments from our customers through rates that must be approved by state public utility commissions.
Cal Water, New Mexico Water, Washington Water, and Hawaii Water are regulated public utilities, which provide water and water-related service to our customers. Additionally, Hawaii Water and Texas Water own in whole or in part other companies which are regulated public utilities. The rates that we charge our water and wastewater customers are subject to the jurisdiction of the regulatory Commissions in the states in which we operate. These Commissions may set water and water-related rates for each operating district independently because the systems are not interconnected. The Commissions authorize us to charge rates that they consider sufficient to recover normal operating expenses, to provide funds for adding new or replacing water infrastructure, and to allow us the opportunity to earn what the Commissions consider to be a fair and reasonable return on invested capital.
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
We periodically file rate increase applications with the Commissions. The ensuing administrative and hearing process may be lengthy and costly. Statutory advocates and certain customers have in the past opposed and may in the future oppose our rate increase applications with the objective of limiting rate increases or even reducing rates, which can impact our ability to obtain rate increases on a timely basis, including our 2024 CA GRC, and can adversely influence the outcome of rate increase applications ultimately approved by the Commissions. We expect such opposition activities to continue in connection with current and future rate increase applications, particularly during periods of high inflation or other adverse macroeconomic conditions.
The decisions of the Commissions are beyond our control and we can provide no assurances that our rate increase requests will be granted by the Commissions. Even if approved, there is no guarantee that approval will be given in a timely manner or at a sufficient level to cover our expenses and provide a reasonable return on our investment. Our earnings have in the past been and may in the future be adversely affected when rate increase decisions are delayed or approved at a level that is lower than what we have requested. For example, the CPUC has not issued its final decision on our 2024 CA GRC, which has caused uncertainty around, and may cause volatility in, our financial and operating results for our Company.
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
Regulatory agencies have in the past and may in the future change their rules and policies for various reasons, including changes in the local political environment. Regulators are appointed by popular vote or are appointed by elected officials, and the election of a new administration or the appointment of new officials due to the results of elections may result in dramatic change to the long-established rules and policies of an agency. For example, in 2020 regulation regarding full decoupling WRAMs temporarily changed in California. Since 2008, the CPUC allowed full decoupling WRAMs. However, in 2020, the CPUC precluded companies from proposing full decoupling WRAMs in their next GRC filings. As a result, we were precluded from requesting a full decoupling WRAM in the 2021 CA GRC. In addition, the current U.S. federal administration has effected and is expected to continue to seek to effect, propose, or threaten changes in the leadership of various U.S. federal regulatory agencies and to U.S. federal government policy, which has led to, in some cases, legal challenges as well as uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies and the status of current and future regulations. U.S. federal government policy changes have included efforts to modify or restrict federal funding, restructure federal agency operations or workforce and instructing federal agencies to adjust, delay, or suspend the implementation or enforcement of certain laws or regulations or to cease operating. We are unable to predict the extent to which the current U.S. federal administration may continue to impose or seek to impose leadership or policy changes at the U.S. federal regulatory agencies responsible for regulating our business, including changes or proposed changes at the EPA or SEC, or changes or proposed changes to rules and policies impacting our operations. Any such changes may impose additional cost or result in other changes to or limitations on our business.
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
Finally, state and local jurisdictions may impose new ordinances, laws, fees, and regulations that could increase costs or limit our operations, which affect future operating results. For example, as a result of the recent wildfires that devastated communities in southern California, the Governor of California signed Assembly Bill 367 into law that went into effect on January 1, 2026. The bill creates additional requirements for water utilities in Ventura County, or our Westlake district, related to fire protection. Cal Water is required to have access to sufficient backup energy to operate wells and water pumps that are critical for supplying water for fire suppression in the high or very high fire hazard severity zone beginning July 1, 2030. Cal Water is also required to prepare an emergency preparedness plan for responding to red flag warnings, extreme weather events, and major power outages. Cities may impose or amend franchise requirements, impose conditions on underground construction or land use, impose various taxes and fees, or restrict our hours for construction, among other things. More cities are imposing excavation moratoria or paving rules, which has resulted in delays and required more costly construction than anticipated.
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

Past events in the utility sector, including those relating to drinking water contamination in Flint, Michigan and those related to safety and wildfire-related compliance failures at Pacific Gas and Electric Company in California, show that failure to meet one or more water quality, environmental, or safety standards can have severe effects on customer trust, reputation, regulatory treatment, or civil and criminal liability.
New and/or more stringent water quality regulations could increase our operating costs.
We are subject to water quality standards set by federal and state authorities that have the power to issue new regulations. Compliance with new regulations that are more stringent than current regulations could increase our operating costs and capital expenditures, including requirements for increased monitoring, additional treatment of surface water and groundwater supplies, fluoridation of all supplies, more stringent performance standards for treatment plants, additional procedures to further reduce levels of disinfection by-products, and more comprehensive measures to monitor, reduce or eliminate known or newly identified contaminants. There are currently limited regulatory mechanisms and procedures available to us for the recovery of such costs and there can be no assurance that such costs will be fully recovered and failure to do so may adversely affect our operating results.
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
For example, in April of 2024, the EPA finalized MCLs for six PFAS in drinking water. Under the PFAS regulation, water utilities across the country are required to complete initial PFAS monitoring by 2027 and to implement treatment for sources exceeding the MCL by 2029. In May of 2025, the EPA announced its intention to rescind the regulations for four of the PFAS compounds, and to extend the compliance date to 2031. On January 20, 2026, a three-judge panel of the U.S. Court of Appeals for the District of Columbia unanimously denied an EPA request to vacate and remove MCLs on four PFAS. Multi-party litigation continues with regard to PFAS MCLs. We estimate a capital investment of approximately $269.1 million will be required to comply with the currently effective regulation, but this amount could be higher or lower depending on factors out of our control such as unforeseen supply issues that may arise as public water systems across the country compete to procure necessary treatment supplies. Some of the capital investment requirements are offset and will continue to be offset by settlement and grant proceeds we have received and expect to continue to receive (see “Water Supply” above for more details).
Legislation and regulation designed to mitigate or adapt to climate change may affect our operations.
Future legislation or regulation regarding climate change may restrict our operations or impose new costs on our business. Our operations depend on power provided by other public utilities and, in emergencies, power generated by our portable and fixed generators. If future legislation or regulations limit emissions from the power generation process, our cost of power may increase. Although any increase in the cost of power would be expected to be passed along to our California customers through the ICBA or included in our cost of service paid by our customers as requested in our GRC filings in California, we can give no assurance that such costs would be passed along to our California customers or that the CPUC would approve rate increases to enable us to recover such expenditures or costs.
Legislation and regulation regarding greenhouse gas emissions may also impose new costs on our business. For example, in October 2023, California enacted legislation addressing the disclosure of greenhouse gas emissions, climate-related risks, environmental claims, and the use or sale of voluntary carbon offsets, although certain of these law are being challenged in litigation. New and future laws and regulations, including related uncertainty from modifications to or reversals of such regulations, or inconsistency between requirements in different jurisdictions, could increase the complexity of and costs associated with compliance with such regulations, which could have a material adverse effect on our business, results of operations, and financial condition.
We have been and may in the future be party to environmental and service-related lawsuits, which could result in us paying damages not covered by insurance.
We have been and may be in the future, party to water contamination lawsuits, which may not be fully covered by insurance.
Environmental and service-related lawsuits have frequently been filed against other water utilities. If we are subject to additional environmental or service-related lawsuits, we could incur significant legal costs, and it is uncertain whether we would be able to recover the legal costs from customers or other third parties. In addition, if current California law regarding CPUC’s preemptive jurisdiction over regulated public utilities for claims about compliance with Water Board and EPA water quality standards changes, our legal exposure could increase significantly.

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
The effects of natural disasters, attacks by third parties, or poor water quality or contamination to our water supply or wastewater services may result in disruption in our services and litigation, which could adversely affect our business, operating results, financial condition, and reputation.
We operate in areas that are prone to earthquakes, urban fires, wildfires, landslides, and other natural disasters. A significant seismic event, urban or wildfire outbreak, or other natural disaster in California where our operations are concentrated could adversely affect our ability to deliver water and adversely affect our costs of operations. A major disaster could damage or destroy substantial capital assets. We may not have sufficient insurance coverage to avoid adverse impacts to our operating results or financial condition from damage to our facilities or an interruption in our business. For example, wildfires in our service areas may have significant impacts on water supply and water system reliability. In addition, our infrastructure faces risks from landslides in our service areas, which can lead to leaks in water mains, impact our ability to deliver water and result in litigation. For example, in Cal Water’s Rancho Dominguez District in southern California, land movement in the City of Rancho Palos Verdes has adversely impacted utility infrastructure including electric power poles and lines, natural gas mains and services and water mains and services. This land movement has impacted Cal Water assets, as well as structural, road and other property damage. The area is an active landslide complex with decades of land movement, and the Company and Cal Water believe that the recent accelerated rate of land movement is a result of an unusual and significant amount of rainfall in the area. Certain homeowners in this area have alleged Cal Water assets have contributed to ground oversaturation and land movement resulting in home and property damage. Some of these homeowners have brought claims and lawsuits against Cal Water as well as other defendants alleging inverse condemnation, among other things, and it is anticipated that other homeowners may bring similar claims in the future.
The CPUC has historically allowed utilities to establish a catastrophic event memorandum account as another possible mechanism to recover costs. However, we can give no assurance that the CPUC or any other Commission would allow any such cost recovery mechanism in the future.
Our water supplies are subject to contamination, including contamination from the development of naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from fabricated sources, such as 1,2,3-Trichloropropane and PFAS, seawater intrusion, and possible terrorist and other third-party attacks, including physical attacks, and cyber-attacks. If our water supply is contaminated, we may have to interrupt the use of that water supply until we are able to substitute the flow of water from an uncontaminated water source. In addition, we may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities, or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or if we are unable to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results, financial condition, and reputation. The costs we incur to decontaminate a water source or an underground water system could be significant and may not be recoverable in rates. We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs have the right to bring personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Our insurance policies may not be sufficient to cover the costs of these claims.

We have taken steps to increase security measures at our facilities and heighten employee awareness of threats to our water supply to protect against the third-party attacks described above. We have also improved our security measures regarding the delivery and handling of certain chemicals used in our business. We have and will continue to bear increased costs for security precautions to protect our facilities, operations, and supplies. These costs may be significant. Despite these improved security measures, we may not be able to prevent or deter third-party attacks or be in a position to control the outcome of third-party attacks should they occur.
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
We operate over 7,000 miles of underground pipeline. Certain failures of underground pipelines could release disinfection chemicals into the environment, which have a negative impact on sensitive habitats.
Any of these failures, whether or not we are responsible, could result in public or employee harm or adversely affect our revenues, operating results, financial condition and reputation.
We rely on our information technology (IT), operational technology (OT), and a number of complex business systems to assist with the management of critical business functions and a disruption of these systems, including from cyber-attacks, could adversely affect our business.
Our IT and OT systems are an integral part of our business, and a serious disruption of these systems could significantly limit our ability to manage and operate our business efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We rely on our IT and OT networks and applications to bill customers, process orders, provide customer service, manage construction projects, manage our financial records, track assets, monitor treatment facilities, support human resources, and manage inventory and accounts receivable. Our systems also enable us to purchase products from our suppliers and bill customers on a timely basis, maintain cost-effective operations, and provide service to our customers. Some of our mission and business critical systems are older and the steps we have taken to protect our systems may be insufficient to protect them from damage or interruption from:
•power loss, hardware equipment and software application failures, and internet or telecommunications outages;
•operator negligence or improper operation by, or supervision of, employees;
•physical and electronic loss of customer data due to security breaches, cyber-attacks, misappropriation, acts of violence, war or terrorism, or similar events;
•computer viruses;
•intentional security breaches, hacking, denial of services actions, misappropriation of data, or similar events, including cybersecurity breaches aimed at disrupting and interfering with water treatment processes; and
•earthquakes, floods, fires, landslides, and other natural disasters or physical attacks.
These events may result in physical and/or electronic loss or compromise of customer, employee, operational, or financial data; security breaches; misappropriation; disruption of service to our customers; loss of revenues, response costs, and other financial loss; disruption of electronic monitoring and control of operational systems, disruption in normal system operations, loss of management time, attention, and resources from our regular business operations; damage to our reputation; and other adverse consequences, including liability or regulatory penalties under data privacy laws and regulations. In addition, the lack of redundancy for certain of our IT systems could exacerbate the impact of any of these events on us, all of which could have a negative impact on our business, results of operations, and cash flows. These types of events, either impacting our facilities or the industry in general, could also cause us to incur additional security and insurance related costs. In addition, in the ordinary course of business, we collect and retain sensitive information, including personally identifiable information, about our customers, employees, and vendors. We must comply with federal and state privacy laws that have been passed or may be passed in the future, and they may have potential compliance obligations that impact our operations depending on whether we fall under their scope. Any actual or perceived noncompliance with applicable data privacy laws may lead to investigations, claims, and proceedings by governmental entities and private parties, damages for breach, and cause us to incur other significant costs, penalties, and other liabilities, as well as harm to our reputation. In many cases, we outsource the administration of certain functions to vendors that have been and will continue to be targets of cyber-attacks. Any theft, loss or fraudulent use of customer, employee, vendor, or proprietary data as a result of a cyber-attack on us or a vendor could also subject us to significant litigation, liability, and costs, as well as adversely impact our reputation with customers and regulators, among others. These risks may escalate during periods of heightened geopolitical tension or conflict.
In addition, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our business, and we might lack sufficient resources to make the necessary upgrades or replacements of our outdated existing technology to allow us to continue to operate at our current level of efficiency, all of which could adversely impact our business and competitive position. The use of artificial intelligence by cybercriminals may increase the frequency and severity of cybersecurity attacks, including against us or our third-party vendors. We maintain cybersecurity insurance to provide coverage for a portion of the losses and damages that may result from a security breach, but such insurance is subject to a number of exclusions and may not cover the total loss caused by a breach. Other costs associated with cyber events may not be covered by insurance or recoverable in rates. The market for cybersecurity insurance continues to evolve and may affect the future availability of cybersecurity insurance at reasonable rates.
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
We have entered into long-term water supply agreements, which commit us to making certain minimum payments whether or not we purchase any water. Therefore, if demand were insufficient to use our required purchases we would have to pay for water we did not use.

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
We may or may not be able to recover increased operating and construction costs on a timely basis, or at all, for our regulated systems through the ratemaking process. We can give no assurance as to whether we may be able to recover certain of these costs from third parties that may be responsible, or potentially responsible, for any groundwater contamination.
Our water supplies and other aspects of our operations may be affected by climate change.
There is strong scientific consensus that human activity generates greenhouse gas emissions, which can impact planetary systems, such as the heat-trapping capacity of the atmosphere; ocean temperature, circulation, acidity, and volume; weather patterns including the severity and frequency of severe weather events; ambient temperatures; and planetary ice cover. There is tremendous uncertainty over the timing, extent, and types of impacts global climate change may have on our service areas and in our water supplies. Moreover, studies of tree ring data show long periods of drought conditions have occurred prior to significant human impacts in California and prior to our operation. Finally, in the last fifty years, California has experienced at least three severe multi-year droughts. We can give no assurance that any of our plans for water reliability and water shortages, including incorporating projected and potential climate change risks into our water supply planning activities, will be adequate or capable of effectively addressing any droughts or longer periods of drought conditions or other conditions affecting water quality and availability. Acute physical risks could affect our operations and intensify over time as climate change worsens. Flooding (surface water, coastal, river, or groundwater), wildfires, storms, and extreme heat, could disrupt our operations or damage our assets, including pressurized mains and other pipelines, wells, treatment facilities, and other infrastructure. Wildfires and flooding may also affect water quality, and extreme heat and wildfires can pose risks to employee safety. Farther into the mid-century and late-century horizon, changing temperatures (air temperature, freshwater, or marine) may cause increased algal blooms and eutrophication. Water stress, characterized by declines in snowpack storage and droughts, could decrease surface water supply availability and groundwater recharge while causing increased outdoor demands, potentially increasing operational expenses and causing challenges in maintaining affordable and reliable water service. We may also experience increased exposure to litigation associated with water quality impacts or inverse condemnation events resulting from physical climate change risks.
Additional climate-related risks may influence our approach as we support the transition to a low-carbon economy. Transition risks include changes in customer behavior, such as residential and non-residential relocations and variations in water needs by customer groups. Regulatory risks, such as carbon pricing mechanisms, like emission trading systems or carbon taxes, may also financially affect our business. Additionally, evolving regulations impacting air, water, land use, wildlife conservation, and waste disposal due to climate change, may increase compliance costs and restrict operations, which could lead to higher operational burdens and reduced flexibility in delivering existing services. Transitioning to lower emissions technology or implementing fleet electrification requirements could lead to increased operational costs. Slow responses to physical or transitional climate risks may also affect our reputation and increase pressure to deliver affordable water.

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
In the event that some outside factor, such as a wildfire, flood, landslide, extreme heat, storms, or changing climate patterns, actual or threatened public health emergency, or change in the local economy reduces or eliminates our customer base in a service area, or negatively affects the ability of a customer to pay, we could face unrecoverable costs. In those circumstances, the remaining customers might not be able to pay for the operating costs or capital costs of the water system. We may not be able to recover capital costs of property that is no longer used or useful in utility service. For example, in 2024, the California Governor proclaimed the Rancho Palos Verdes landslide a state of emergency following an increase in ground movement due to significant rainfall over the prior two years, and the Federal Emergency Management Agency and the California Governor’s Office of Emergency Services instituted a voluntary property buyout program for impacted homeowners. We may also encounter an increase in bad debt expense in times of economic difficulty. For example, we experienced an increase in bad debt expense in 2022, which we believe was due to the economic impact of the COVID-19 pandemic. Although we would likely seek permission to recover any such future costs through rate increases on remaining customers or in statewide rates, we can give no assurance that the Commissions would approve rate increases to enable us to recover these costs.
Wastewater operations entail significant risks.
Wastewater collection and treatment involve many risks associated with damage to the environment, and we anticipate that wastewater collection and treatment will become an increasingly significant part of our business. If collection or treatment systems fail or do not operate properly, untreated or partially treated wastewater could discharge onto property or into nearby streams and rivers, causing damage or injury to property, aquatic life, or human life. Our results of operations and financial condition could be materially and adversely affected by liabilities resulting from such damage.
Demand for our water is subject to various factors and is affected by seasonal fluctuations and conservation efforts.
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
The cost to obtain water for delivery to our customers varies depending on the sources of supply, wholesale suppliers’ prices, the quality of water required to be treated and the quantity of water produced to fulfill customer water demand. Our source of supply varies among our operating districts. Certain operating subsidiaries and districts obtain all of their supply from wells; some purchase all of their supply from wholesale suppliers; and others obtain their supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. On average, slightly more than half of the water we deliver to our customers is pumped from wells or received from a surface supply with the remainder purchased from wholesale suppliers. Water purchased from suppliers usually costs us more than surface supplied or well pumped water. The cost of purchased water for delivery to customers represented

30.5% and 29.7% of our total operating costs in 2025 and 2024, respectively. Water purchased from suppliers will require renewal of our contracts upon expiration and may result in significant price increases under any such renewed contracts.
Wholesale water suppliers may increase their prices for water delivered to us based on factors that affect their operating costs. Purchased water rate increases are beyond our control. In California, our ability to recover increases in the cost of purchased water changed with the adoption of the ICBA, which was approved as part of the 2021 CA GRC. With this change, actual per-unit purchased water costs are compared to authorized per-unit purchased water costs, with variances added to or netted against the variances in purchased power and pump taxes being recorded as a cost recovery. The balance in the ICBA is collected/refunded in the future by billing the ICBA accounts receivable/payable balances over future periods, which may have a short-term negative impact on cash flow.
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
Purchased power is a significant operating expense. During 2025 and 2024, purchased power expense represented 5.4% and 5.9%, respectively, of our total operating costs. These costs are beyond our control and can change unpredictably and substantially. As with purchased water, purchased power costs are included in the ICBA. Cash flows between rate filings may be adversely affected until the Commission authorizes a rate change. Cost of chemicals used in the delivery of water is not an element of the ICBA, and therefore, variances in quantity or cost could affect the results of operations.
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
Our ability to access the capital markets is affected by the ratings of certain of our debt securities. Standard & Poor’s Rating Agency issues a rating on the Company and Cal Water’s ability to repay certain debt obligations. The credit rating agency could downgrade our credit ratings based on reviews of our financial performance and projections or upon the occurrence of other events that could affect our business outlook. Lower ratings by the agency could restrict our ability to access equity and debt capital. We can give no assurance that the rating agency will maintain ratings that allow us to borrow under advantageous conditions and at reasonable interest rates. A future downgrade by the agency could also increase our cost of capital by causing potential investors to require a higher interest rate due to a perceived risk related to our ability to repay outstanding debt obligations.
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
Many of our customers and suppliers also have exposure to risks that could affect their ability to meet payment and supply commitments. We operate in geographic areas that may be particularly susceptible to declines in the price of real property, which could result in significant declines in demand for our services. In the event that any of our significant customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, we may face disruptions in supply, significant reductions in demand for our services, inability of customers to pay invoices when due, and other adverse effects that could negatively affect our financial condition, results of operations and/or cash flows.
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
As a holding company, we conduct substantially all of our operations through our subsidiaries and our only significant assets are investments in those subsidiaries. In 2025, 91.2% of our total consolidated operating revenue was derived from the operations of Cal Water. As a result, we are dependent on cash flow from our subsidiaries, and Cal Water in particular, to meet our obligations and to pay dividends on our common stock.
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
We seek to acquire or invest in other companies that complement our business from time to time. For example, in February of 2026, we entered into an agreement to purchase Nexus’ Nevada and Oregon water and wastewater systems, which remains subject to regulatory approvals and other customary closing conditions. The execution of our growth strategy exposes us to different risks than those associated with our utility operations. We can give no assurance that we will succeed in finding attractive acquisition candidates or investments, or that we would be able to reach mutually agreeable terms with such parties. In addition, as consolidation becomes more prevalent in the water and wastewater industries and competition from other regulated utilities, governmental entities and other strategic and financial buyers continues to increase, the prices for suitable acquisition candidates may increase to unacceptable levels and limit our ability to grow through acquisitions. Consummation of any proposed acquisition at any time may also be subject to various conditions to closing as well as regulatory approvals, and there can be no assurance that we will be able to complete proposed transactions on a timely basis or at all. If we are unable to find acquisition candidates or investments, complete acquisitions of suitable candidates on attractive terms or realize the expected benefits from proposed transactions, our ability to grow may be limited.
Acquisition and investment transactions may result in the issuance of our equity securities that could be dilutive if the acquisition or business opportunity does not develop in accordance with our business plan. They may also result in significant write-offs, a decrease in liquidity and an increase in our debt. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.
Any of these transactions could involve numerous additional risks, including one or more of the following:
•problems integrating the acquired operations, personnel, technologies, physical and cybersecurity processes, water quality, services, and systems with our existing businesses and services;
•cybersecurity risks associated with acquired systems and infrastructure;
•liabilities inherited from the acquired companies’ prior business operations, including liabilities that were unknown or undisclosed at the time of acquisition;
•challenges to our climate change adaptation and mitigation activities;
•diversion of management time and attention from our core business to the acquired business;
•failure to retain key technical, management, and other personnel of the acquired business;
•risks associated with entering markets in which we have no or limited direct prior experience;
•unanticipated capital expenditures or acquisition-related expenses;
•failure to maintain effective internal control over financial reporting;
•difficulty in retaining relationships with suppliers and customers of the acquired business; and
•difficulty in obtaining required regulatory approvals and operating in new regulatory jurisdictions.
In addition, the businesses and other assets we acquire may not achieve the expected sales, profitability or any other perceived benefits. State laws on acquisition treatment or Commissions’ interpretation thereof may affect our ability to recover costs associated with our investments in newly-acquired water and wastewater systems. The occurrence of one or more of these events may have a material adverse effect on our business. There can be no assurance that we will be successful in overcoming these or any other significant risks encountered.
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
Our billed revenues and cash flows from operations will decrease if a significant business or industrial customer terminates or materially reduces its use of our water. Approximately $223.6 million, or 23.2%, of our 2025 water utility revenues was derived from business and industrial customers. In Hawaii, we serve a number of large resorts, which if their water usage was reduced or ceased could have a material impact to our Hawaii operations. The delay between such date and the effective date of the rate relief, if any, may be significant and could adversely affect our operating results and cash flows.
Our operating costs and costs of providing services may rise faster than our revenues.
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
We believe that stockholders invest in public utility stocks, in part, because they seek reliable dividend payments. If there is an over-supply of stock of public utilities in the market relative to demand by such investors, the trading price of our securities could decrease. Additionally, if interest rates rise above the dividend yield offered by our equity securities, demand for our stock, and consequently its market price, may decrease. Additional factors that could cause fluctuations in the trading price of our stock include regulatory developments, such as the delay in the CPUC’s final decision regarding the 2024 CA GRC, general economic conditions and trends, including those discussed under “Our business and financial performance may be adversely affected by high inflation and other macroeconomic conditions”; price and volume fluctuations in the overall stock market; actual or anticipated changes or fluctuations in our results of operations; actual or anticipated changes in the expectations of investors or securities analysts; actual or anticipated developments in other utilities’ businesses or the competitive landscape generally; litigation involving us or our industry; major catastrophic events; or sales of large blocks of our stock. A decline in demand for our stock may have a negative impact on our ability to finance capital projects.
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
At December 31, 2025, 805 of our 1,336 total employees were union employees. Most of our unionized employees are represented by the UWUA, AFL-CIO, except certain engineering and laboratory employees who are represented by the IFPTE, AFL-CIO.
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
Although we own facilities in a number of states, 91.2% of our total consolidated operating revenue was generated by our operations located in California in 2025. As a result, we are largely subject to political, regulatory, economic, water supply, climate, labor, and energy cost risks affecting California.
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
We may also be similarly impacted by stagnating or worsening business and economic conditions, including general economic slowdown or a recession, changes in or uncertainty regarding tariff policy, including tariffs on U.S. imports recently implemented on steel and aluminum, the interest rate environment, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, and actions or changes effected, proposed or threatened by, or a shutdown of, the U.S. federal government.
Municipalities, water districts, and other public agencies may condemn our property by eminent domain action.
State statutes allow municipalities, water districts and other public agencies to own and operate water systems. These agencies are empowered to condemn water systems or real property owned by privately owned public utilities in certain circumstances and in compliance with state and federal law. Additionally, whenever a public agency constructs facilities to extend its utility system into the service area of a privately owned public utility, such an act may constitute the taking of property and require reimbursement to the privately owned public utility for its loss. If a public agency were to file an eminent domain lawsuit against us, we would incur substantial legal fees, consultant and expert fees, and other costs in considering a challenge to the right to take our utility property and/or its valuation for just compensation, as well as such fees and costs in any subsequent litigation if necessary. If the public agency prevailed and acquired our utility property, we would be entitled to just compensation for our loss, but we would no longer have access to the condemned property or water system. Neither would we be entitled to any portion of revenue generated from the use of such asset going forward. Furthermore, if public agencies succeed in acquiring our assets, there is a risk that we will not receive adequate compensation for the assets taken or be able to recover all charges associated with the condemnation of such assets, which may adversely affect our business operations and financial conditions.
General Risk Factors
We depend significantly on the services of the members of our management team, and the departure of any of those persons could cause our operating results to suffer.
Our success depends significantly on the continued individual and collective contributions of our management team. The loss of the services of any member of our management team could have an adverse effect on our business as our management team has knowledge of our industry and customers and would be difficult to replace as there is significant competition for such personnel in our industry. We believe we offer competitive compensation and benefits as well as provide opportunities for continued development. There can be no assurance, however, that we will continue to be successful in retaining the members of our management team.

We retain certain risks not covered by our insurance policies.
We evaluate our risks and insurance coverage annually or more frequently if circumstances dictate. Our evaluation considers the costs, risks, and benefits of retaining versus insuring various risks as well as the availability of certain types of insurance coverage. Accordingly, we have determined or may determine to self-insure or to not obtain insurance in certain cases, or insurance may not be available at commercially acceptable terms or at all. Furthermore, we are also affected by increases in prices for insurance coverage; in particular, we have been, and will continue to be, affected by rising health insurance costs. Retained risks are associated with deductible limits, partial self-insurance programs, and insurance policy coverage ceilings. If we suffer an uninsured loss, we may be unable to pass all or a portion of the loss on to customers, because our rates are regulated by Commissions. Consequently, uninsured losses may negatively affect our financial condition, liquidity, and results of operations. There can be no assurance that we will not face uninsured losses pertaining to the risks we have retained.
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
•recovery of regulatory assets;
•possible tax uncertainties; and
•projected collections of MWRAM and ICBA receivables.
The quality and accuracy of those estimates and judgments may have an impact on our operating results and financial condition.
In addition, we must estimate accrued and unbilled revenues and costs as of the end of each accounting period. If our estimates are not accurate, we would be required to make an adjustment in a future period. Accounting rules permit us to use Commission authorized expense balancing accounts and memorandum accounts that include cost changes to us that are different from amounts incorporated into the rates approved by the Commissions. These accounts result in expenses and revenues being recognized in periods other than in which they occurred.
Stakeholder expectations and evolving legal and regulatory requirements relating to sustainability considerations may expose us to liabilities, increased costs, reputational harm, and other adverse effects on our business.
We have announced, and may from time to time announce, certain initiatives, including goals, targets, and other objectives, related to sustainability matters. These statements reflect our current plans and do not constitute a guarantee that they will be achieved or maintained. Our failure or perceived failure to accomplish or accurately track and report on these goals, comply with evolving standards, or satisfy reporting requirements could adversely affect our reputation, financial performance, and growth, and expose us to increased scrutiny from the investment community as well as enforcement authorities. In addition, statements about our sustainability goals, targets, and other objectives, and progress against those goals, targets, and other objectives, are or may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Methodologies for reporting this data have been and may from time to time be updated and previously reported data has been or may be adjusted, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
In addition, stakeholder expectations, legal and regulatory requirements, and standards for tracking and reporting on sustainability matters remain inconsistent. Regulators have increasingly pursued opposing views, including the enactment of “anti-ESG” legislation, enforcement actions, or investigations, which may expose us to additional legal, financial, or reputational risks and unpredictable reporting obligations or business requirements. Implementing our sustainability programs and responding to changes in regulations and investor preferences involves risks and uncertainties, some of which are outside our control, including increased costs, required investments. For example, as a regulated utility, we must obtain approval from our Commissions for our cost structure and capital investments, including capital expenditures for implementing sustainability-related programs. Any changes that may affect customer rates need to be approved within the rate case process with the Commissions. In our experience, U.S. state utilities commissions have prioritized water affordability and physical climate change risk adaptation over change mitigation actions, like greenhouse gas emissions reductions. Additionally, in many areas, purchased water, which is a contributor to our greenhouse gas emissions inventory, is the only available water source, and a large majority of these single-source suppliers have not published reduction targets. We cannot guarantee that we will satisfy all stakeholder expectations in light of varied and sometimes conflicting views regarding sustainability matters. Any failure, or perceived failure, to manage sustainability risks, adhere to public statements, comply with federal or state sustainability laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition, and stock price.
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
Our Senior Vice President of Corporate Services & Chief Risk Officer (SVP & CRO), who reports directly to our Chairman, President & CEO, leads a team that is responsible for managing our enterprise-wide information security strategy, policy, standards, architecture, and processes, including the prevention, detection, mitigation, and remediation of cybersecurity incidents. The team is also responsible for overseeing any third-party firms used as part of our information security strategy. Our SVP & CRO holds a Master’s Degree in Business Administration and a Bachelor’s Degree in Management Information Systems, has over 25 years of information and operational technology experience, is a certified Project Management Professional, and is a Certified Information Security Manager from the Information Systems Audit and Control Association. He

served for one year as the President of the Bay Area InfraGard chapter and four years on its Board. InfraGard is a collaboration between the Federal Bureau of Investigation (FBI) and members of the private sector that promotes the protection of U.S. critical infrastructure and enables the exchange of important information. Our Director of IT Security and Chief Information Security Officer (CISO), who reports to the SVP & CRO, has over 25 years of information technology and 15 years of cybersecurity experience and holds a Certified Information Systems Security Professional certification from the International Information System Security Certification Consortium.
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
Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We rely on our IT, OT, and a number of complex business systems to assist with the management of our business and customer and supplier relationships, and a disruption of these systems, including from cyber-attacks, could adversely affect our business.”
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
The real properties owned are held in fee simple title. Properties owned by Cal Water are subject to the lien of an Indenture of Mortgage and Deed of Trust dated October 1, 2025, October 22, 2024, May 11, 2021, June 11, 2019, November 22, 2010, and April 17, 2009 (the California Indenture), securing Cal Water’s First Mortgage Bonds, of which $1,305.0 million was outstanding at December 31, 2025. The California Indenture contains certain restrictions common to such types of instruments regarding the disposition of property and includes various covenants and restrictions. At December 31, 2025, our California utility was in compliance with the covenants of the California Indenture.
Cal Water owns 588 wells. There are 410 owned storage tanks with a capacity of 291 million gallons, 18 managed storage tanks with a capacity of 32 million gallons, and three surface water reservoirs with a capacity of 241 million gallons. Cal Water owns and operates six surface water treatment plants with a combined capacity of 46 million gallons per day. There are 6,803 miles of supply and distribution mains in the various owned and managed systems.
In the leased City of Hawthorne and City of Commerce systems that are operated under contract for municipalities or private companies, title to the various properties is held exclusively by the municipality or private company.
Hawaii Water owns 29 wells. There are 38 storage tanks with a storage capacity of 35.8 million gallons. There are 246 miles of supply and distribution mains. Hawaii Water operates seven wastewater treatment facilities with a combined capacity to process approximately 4.8 million gallons per day. There are 89.7 miles of sewer collection mains including force mains.
Washington Water owns 468 wells and manages 5 wells. There are 194 owned storage tanks with a storage capacity of 20.3 million gallons. There are 774 miles of supply and distribution mains. Washington Water operates one wastewater treatment plant with 1.3 miles of sewer collection mains.
New Mexico Water owns 29 wells. There are 29 storage tanks with a storage capacity of 11.0 million gallons. There are 210 miles of supply and distribution mains. New Mexico operates two wastewater treatment facilities with a combined capacity to process 0.62 million gallons per day. There are eight lift stations and 35 miles of sewer collection mains.

Texas Water, through its majority ownership of BVRT, owns and operates seven wastewater treatment plants. The plants have a treatment capacity of 1.175 million gallons per day.
Item 3.    Legal Proceedings.
Information with respect to this item may be found under the subheading Contingencies in Note 15 of the Notes to Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5.    Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the symbol “CWT.” At December 31, 2025, there were 59,638,011 common shares outstanding. There were 1,705 common stockholders of record as of February 9, 2026.
During 2025, we paid a cash dividend of $1.24 per common share, or $0.30 per quarter and a one-time special dividend in the amount of $0.04 per share. During 2024, we paid a cash dividend of $1.12 per common share, or $0.28 per quarter. On January 28, 2026, the Board declared a quarterly cash dividend of $0.335 per common share, payable on February 20, 2026, to stockholders of record on February 9, 2026. This represents an indicated annual cash dividend of $1.34, and would be our 59th consecutive year of increasing the annual dividend and marks the 324th consecutive quarterly dividend.
We presently intend to pay quarterly cash dividends in the future consistent with past practices, subject to our earnings and financial condition, restrictions set forth in our debt instruments, regulatory requirements and such other factors as our Board may deem relevant.
Five-Year Performance Graph
The following performance graph compares the changes in the cumulative shareholder return on California Water Service Group’s common stock with the cumulative total return on the Robert W. Baird Water Utility Index (which is comprised of Artesian Resources Corporation, American Water Works Company, Inc., American States Water Company, Middlesex Water Company, Essential Utilities, Inc., H2O America, and York Water Company) and the Standard & Poor’s 500 Index during the last five years ended December 31, 2025. The comparison assumes $100 was invested on December 31, 2020, in California Water Service Group’s common stock and in each of the forgoing indices and assumes reinvestment of dividends.
Performance Graph Data

$200
$175
$150
$125
$100
$75
$50
DOLLARS
2020
2021
2022
2023
2024
2025
Period Ending
California Water Service Group
S&P 500 Index
RW Baird Water Utility Index

The following descriptive data is supplied in accordance with Rule 304(d) of Regulations S-T:

	2020	2021	2022	2023	2024	2025
California Water Service Group	100	133	112	96	84	80
S&P 500	100	129	105	133	166	196
RW Baird Water Utility Index	100	122	103	86	81	83
An initial $100 investment in the common stock of California Water Service Group on December 31, 2020 including reinvestment of dividends would be worth $80 at the end of the 5-year period ending December 31, 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6.   [Reserved]
Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following sections include a discussion of results for fiscal 2025 compared to fiscal 2024 as well as certain 2023 results. The comparative results for fiscal 2024 with fiscal 2023 generally have not been included in this Form 10-K, but may be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Net Income Attributable to California Water Service Group
In 2025 and 2024, net income attributable to California Water Service Group was $128.2 million and $190.8 million, respectively. Earnings per diluted common share decreased $1.10 from $3.25 to $2.15, or 33.8%, in 2025.
The $62.6 million decrease in net income was primarily due to a decrease in operating revenue of $36.7 million primarily as a result of a decrease in customer usage of $12.7 million and the cumulative adjustment for the impacts of the 2021 CA GRC, retroactive to January 1, 2023, that was recorded in 2024, partially offset by an increase in rates of $69.6 million. Total operating expenses also increased by $18.0 million. The total operating expense increase was primarily due to an increase in water production costs of $11.5 million, an increase in administrative and general expenses of $2.1 million, an increase in other operations expenses of $11.6 million, an increase in depreciation and amortization expenses of $12.5 million, and an increase in property and other taxes of $3.7 million. These increases were partially offset by a decrease in income tax expense of $24.7 million. Additionally, net interest expense increased by $9.1 million due to higher average outstanding borrowings, partially offset by lower interest rates.
The net income benefit of the 2021 CA GRC from 2023 interim rate relief was approximately $64.0 million, or $1.09 earnings per diluted common share, that is included in 2024 results.
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

Income Taxes
We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities at enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on the deferred tax assets and liabilities of a change in tax rate in the period that includes the enactment date. We also assess the likelihood that deferred tax assets will be recovered in future taxable income and, to the extent recovery is not probable, a valuation allowance is recorded.
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
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this law temporarily disallows the use of state net operating losses for years beginning in 2024 through 2026.
On December 22, 2017, the U.S. government enacted expansive tax legislation commonly referred to as the Tax Cuts and Jobs Act (TCJA). Among other provisions, the TCJA reduces the federal income tax rate from 35 percent to 21 percent beginning on January 1, 2018 and eliminated bonus depreciation for utilities. The TCJA required the Company to re-measure all existing deferred income tax assets and liabilities to reflect the reduction in the federal tax rate.
As of December 31, 2025, the TCJA tax liability was $60.6 million. We continue working with state regulators to finalize the TCJA tax liability to confirm compliance with the federal normalization rules.
Pensions, which include the supplemental executive retirement plan (SERP), and Postretirement Benefits Other Than Pensions (PBOP)
We incur costs associated with our pensions and PBOP plans. To measure the expense of these benefits, our management must estimate compensation increases, mortality rates, future health cost increases and discount rates used to value related liabilities and to determine appropriate funding. Different estimates used by our management could result in significant variances in the cost recognized for pension and PBOP plans. The estimates used are based on historical experience, current facts, future expectations, and recommendations from independent advisors and actuaries. We use an investment advisor to provide advice in managing the plans’ investments. We anticipate any increases in funding for the pension, except for the SERP for Cal Water, and PBOP plans will be recovered in future rate filings, thereby mitigating the financial impact. We believe it is probable that future non-SERP costs will be recovered in future rates and therefore have recorded a regulatory asset in accordance with generally accepted accounting principles. As a result of the 2021 CA GRC decision that was issued in March of 2024, SERP expenses were disallowed to be recovered from our customers. At this time, we believe it is not probable that SERP costs will be recovered in rates for the three-year period in which the 2021 CA GRC is in effect. As a result, we record the changes in the funded status for the SERP for Cal Water to accumulated other comprehensive loss in accordance with generally accepted accounting principles.

Changes to pension benefits actuarial assumptions can significantly affect pension costs, regulatory assets, and liabilities. The following table reflects the sensitivity of pension amounts reported for the year ended December 31, 2025, to changes in actuarial assumptions:

	Increase/(Decrease) in Pension Benefits Actuarial Assumption	Increase/(Decrease) in 2025 Net Periodic Benefit Cost	Increase/(Decrease) in Projected Benefit Obligation as of December 31, 2025
		Dollars in thousands
Discount rate	(0.5)%	$3,023	$59,245
Long-term rate of return on plan assets	(0.5)%	3,709	—
Rate of compensation increases	(0.5)%	(2,501)	(14,006)
Cost of living adjustment (1)	(0.4)%	(4,737)	(30,763)
Discount rate	0.5%	(5,757)	(52,880)
Long-term rate of return on plan assets	0.5%	(3,709)	—
Rate of compensation increases	0.5%	2,256	14,401
Cost of living adjustment	0.5%	4,318	40,890
______________________________________________________________________________
(1)     The cost of living adjustment was assumed at 2.40% and has a floor of 2.0%.
Results of Operations
Operating Revenue
Operating revenue in 2025 was $1,000.1 million, a decrease of $36.7 million, or 3.5%, over 2024. Operating revenue in 2024 was $1,036.8 million, an increase of $242.2 million, or 30.5%, over 2023. The sources of change in operating revenue were:

	2025	2024
	Dollars in millions
Net change due to rate changes and other (1)	$69.7	$116.0
Customer usage	(12.7)	6.1
IRMA revenue (2)	(88.6)	88.6
MWRAM revenue (3)	(9.0)	35.3
Deferral of revenue (4)	3.9	(3.8)
Net change	$(36.7)	$242.2
_______________________________________________________________________________
(1)In 2025, the net change due to rate changes and other items in the above table was primarily due to rate increases of $69.6 million.
(2)Due to the delay in the resolution of the 2021 CA GRC, the CPUC authorized Cal Water to track in an IRMA the variances between actual customer billings and those that would have been billed assuming the 2021 CA GRC had been effective January 1, 2023. Such variances were recorded as regulatory balancing account revenue. The 2021 CA GRC was approved in March of 2024 and final rates for the 2021 CA GRC were implemented on May 31, 2024. As a result Cal Water recorded IRMA revenue of $88.6 million in 2024, of which $67.6 million is attributable to 2023. No IRMA revenue was recorded in 2025.
(3)MWRAM revenue is the variance between actual metered sales billed through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. In March of 2024, Cal Water received approval of the 2021 CA GRC which authorized the use of the MWRAM effective January 1, 2023. For 2025 and 2024, Cal Water recorded MWRAM revenue of $26.3 million and $35.3 million, respectively. Of the $35.3 million of MWRAM revenue recorded for 2024, $17.4 million is attributable to 2023.
(4)Deferred revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which the sales transaction occurred. Deferred revenue for 2025 decreased due to a decrease in the balancing account revenue expected to be collected beyond 24 months.

Water Production Costs
Water production costs, which consist of purchased water, purchased power, and pump taxes, comprise the largest segment of total operating expenses. Water production costs accounted for 38.8% and 38.3%, of total operating costs in 2025 and 2024, respectively. The rates charged for wholesale water supplies, electricity, and pump taxes are established by various public agencies and utilities. As such, these rates are beyond our control.

The table below provides the change in water production costs during the past 2 years:

	2025			2024
	Amount	Change	% Change	Amount	Change	% Change
	Dollars in millions
Purchased water	$252.9	$11.7	4.9%	$241.2	$17.4	7.8%
Purchased power	45.1	(2.6)	(5.5)%	47.7	2.0	4.4%
Pump taxes	24.2	2.4	11.0%	21.8	2.8	14.7%
Total water production costs	$322.2	$11.5	3.7%	$310.7	$22.2	7.7%
The principal factors affecting water production costs are the quantity, price, and source of the water. Generally, water pumped from wells costs less than water purchased from wholesale suppliers. Cal Water has an approved ICBA for purchased water, purchased power, and pump taxes. The ICBA mechanism is designed to recover changes in supplier prices from authorized amounts and has been recorded as part of the associated water production expense type.
The table below provides the amounts, percentage change, and source mix for the respective years:

	2025			2024
	MG	% of Total	% change from prior year	MG	% of Total	% change from prior year
	Millions of gallons (MG)
Source:
Wells	55,473	52.5%	1.7%	54,546	51.3%	8.3%
Purchased	46,745	44.2%	(1.9)%	47,665	44.8%	(0.4)%
Surface	3,523	3.3%	(15.4)%	4,163	3.9%	(20.8)%
Total	105,741	100.0%	(0.6)%	106,374	100.0%	2.8%
For 2025, the $11.7 million increase in purchased water expenses is mostly due to a blended purchased water wholesaler rate increase of 6.9% partially offset by a 1.9% decrease in purchased quantities.
For 2025, the $2.4 million increase in pump taxes is primarily due to increases in pump tax rates.
Purchased power expenses are affected by the quantity of water pumped from wells and moved through the distribution system, rates charged by electric utility companies, and rate structures applied to usage during peak and non-peak times of the day or season. In 2025, purchased power expenses decreased $2.6 million mainly due to a decrease in production.
Changes associated with climate change regulations could increase the cost of power that in turn would result in an increase in the rates our power suppliers charge us. Any change in pricing of our purchased power in California would be recovered from our customers through the ICBA mechanism. Any change in power costs in other states would be requested to be recovered from the customers in those states. The impact of such regulations is dependent upon the enacted date, the factors that affect our suppliers’ cost structure, and their ability to pass the costs to us in their approved tariffs. These items are not known at this time.
Administrative and General Expenses
Administrative and general expenses include payroll related to administrative and general functions, all employee benefits charged to expense accounts, insurance expenses, legal fees, expenses associated with being a public company, and general corporate expenses.
For 2025, administrative and general expenses increased $2.1 million, or 1.5%, compared to 2024. The increase was primarily due to increases of $4.6 million in employee related costs, $2.3 million in legal fees, $1.1 million in other general corporate expenses, and $0.7 million in travel. This was partially offset by a $6.4 million increase in the allocations to construction activities due to additional resources focused on capital delivery.
Other Operations Expenses
The components of other operations expenses include payroll, material and supplies, and contract service costs of operating the regulated water systems, including the costs associated with water transmission and distribution, pumping, water quality, meter reading, billing, operations of district offices, and water conservation programs.
For 2025, other operations expense increased $11.6 million, or 9.8%, compared to 2024. The increase was primarily due to a $2.8 million increase in labor expense, $2.5 million increase in bad debt expense, $1.8 million increase in software expenses, a $1.8 million increase in miscellaneous office expenses, $1.3 million increase in conservation expenses, and a $1.0 million increase in water treatment costs. The increase in bad debt expense was primarily due to lower bad debt expense in 2024 as a result of applying arrearage funds to eligible, previously written-off accounts.
Depreciation and Amortization
For 2025, depreciation and amortization increased $12.5 million, or 9.4%, to $144.4 million compared to 2024 primarily due to utility plant placed in service in 2024.
Income Taxes
For 2025, income tax expense decreased $24.7 million, or 68.8%, to $11.2 million compared to an income tax expense of $35.9 million for 2024. The decrease in 2025 was primarily due to a decrease in pre-tax operating income, which resulted from the 2021 CA GRC decision in 2024.
Property and Other Taxes
For 2025, property and other taxes increased $3.7 million, or 9.2%, compared to 2024. The increase was primarily due to utility plant placed in service in 2024.
Other Income and Expenses
For 2025, net other income and expenses increased $1.6 million, or 7.1%, to $24.2 million compared to 2024. The increase was due primarily to a $2.4 million increase in other components of net periodic benefit credit and a $0.8 million increase in allowance for equity funds used during construction, which was partially offset by a $1.3 million increase in income tax expense on other income and expenses.
Net Interest Expense
For 2025, net interest expense increased $9.1 million, or 15.9%, compared to 2024. The increase was primarily due to higher average outstanding borrowings, partially offset by lower interest rates.
Water Supply
Information with respect to Water Supply may be found under the subheading “Water Supply” in Part I - Item 1 above.
Liquidity and Capital Resources
Cash Flow from Operating Activities
During 2025, we generated cash flow from operations of $302.6 million, compared to $290.9 million during 2024. The increase in 2025 was primarily due to an increase in cash collections due to an increase in customer rates and the recovery of MWRAM and IRMA receivables. This was partially offset by a decrease in customer usage and the receipt of $83.0 million from California’s Extended Water and Wastewater Arrearages Payment Program in 2024 that did not recur in 2025.
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

Cash Flow from Investing Activities
During 2025 and 2024, we used $517.0 million and $470.8 million, respectively, of cash for Company-funded and developer-funded utility capital expenditures. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner.
Cash Flow from Financing Activities
During 2025, we issued $170.0 million of Senior Unsecured Notes and $200.0 million of First Mortgage Bonds (see Note 8 of the Notes to Consolidated Financial Statements). We also borrowed $550.0 million on our unsecured revolving credit facilities, received PFAS settlement proceeds of $40.9 million after fees and expenses, and received $37.5 million of advances and contributions in aid of construction. These increases were partially offset by a pay down of $625.0 million on our unsecured revolving credit facilities, dividend payments of $73.9 million, retirement of long-term debt of $70.9 million primarily for First Mortgage Bonds that matured during the year, and refunds of advances of $9.5 million to developers.
The net IRMA, MWRAM, WRAM and MCBA regulatory asset balances were $96.5 million and $113.4 million as of December 31, 2025 and 2024, respectively. The receivable balances were primarily financed by Cal Water using short-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short-term financing rates.
In January 2026, the Board declared the quarterly dividend, increasing it for the 59th consecutive year. The quarterly dividend was raised from $0.30 to $0.335 per common share. This represents an indicated annual rate of $1.34 per common share. Dividends have been paid for 80 consecutive years. The annual dividends paid per common share in 2025, 2024, and 2023 were $1.24, $1.12 and $1.04, respectively. The 2025 annual dividend included a one-time special dividend of $0.04 per common share. Earnings not paid as dividends are reinvested in the business. The dividend payout ratio was 57.6% in 2025, 34.3% in 2024, and 113.8% in 2023 for an average of 68.6% over the 3-year period. Our long-term targeted dividend payout ratio is 60%.
Short-Term Financing
Short-term liquidity is provided by the Company’s unsecured revolving credit facility (the Company facility) and the Cal Water unsecured revolving credit facility (the Cal Water facility) and by internally generated funds. As of December 31, 2025, there were borrowings of $130.0 million outstanding on our unsecured revolving lines of credit, compared to $205.0 million outstanding on our unsecured revolving lines of credit as of December 31, 2024.
Given our ability to access our lines of credit on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments. Minimal operating levels of cash are maintained for Washington Water, New Mexico Water, Hawaii Water, and Texas Water.
The Company and subsidiaries that it designates may borrow up to $200.0 million under the Company facility. Cal Water may borrow up to $400.0 million under the Cal Water facility; however, all of Cal Water’s borrowings under the Cal Water facility must be repaid within 24 months as authorized by the CPUC. The proceeds from the Company and Cal Water facilities may be used for working capital or general corporate purposes.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ debt portion of the Company’s consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more to one (each as defined in the respective credit agreements). As of December 31, 2025, our consolidated total capitalization ratio was 48.8% and the interest coverage ratio was greater than five to one. In summary, as of such date, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
Long-Term Financing
Long-term financing is accomplished using both debt and equity. Cal Water was authorized to issue $1.3 billion of new debt and equity to finance capital projects and operations by a CPUC decision dated August 2, 2024. In addition, the decision retained approximately $179.0 million of prior financing authority and determined that refinancing long-term debt did not count against the authorization. The CPUC requires that any loans from Cal Water to the Company be at arm’s length. This restriction did not materially affect the Company’s ability to meet its cash obligations in 2025. Management does not expect this restriction to have a material impact on the Company’s ability to meet its cash obligations in 2026 and beyond.
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
Equity Issuance
On May 14, 2025, we entered into an equity distribution agreement to sell shares of our common stock having an aggregate gross sales price of up to $350.0 million (2025 Equity Agreement) from time to time depending on market conditions through an at-the-market equity program over the next three years. The 2025 Equity Agreement replaced the previous agreement that ended in the second quarter of 2025. We intend to use the net proceeds from these sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. Additional information regarding this program is presented in Note 6 of the Notes to Consolidated Financial Statements.
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

Summarized Statement of Operations
(in thousands)	2025		2024
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$912,596	$—	$956,447	$—
Gross profit	$609,333	$—	$663,270	$—
Income (loss) from operations	$169,549	$1,479	$228,066	$(2,120)
Equity in earnings of guarantor	$—	$121,748	$—	$174,979
Net income	$128,048	$127,848	$193,485	$179,022

Summarized Balance Sheet Information
(in thousands)	As of December 31, 2025		As of December 31, 2024
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$260,566	$13,713	$239,632	$7,146
Intercompany receivable from guarantor & non-issuer subsidiaries	7,055	69,246	6,031	53,969
Other assets	689,390	1,478,043	650,395	1,337,468
Long-term intercompany receivable from non-issuer subsidiaries	—	135,016	—	110,802
Net utility plant	4,187,250	—	3,816,513	—
Total assets	$5,144,261	$1,696,018	$4,712,571	$1,509,385

Current liabilities	$383,953	$3,882	$471,432	$42,987
Intercompany payable to non-issuer subsidiaries	—	2,498	1,001	—
Long-term debt	1,302,788	169,092	1,104,454	—
Other liabilities	1,988,083	3,284	1,799,854	3,146
Total Liabilities	$3,674,824	$178,756	$3,376,741	$46,133
PFAS Settlement Proceeds
See Note 15 of the Notes to Consolidated Financial Statements for details on settlement proceeds from PFAS manufacturers.
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

The following table summarizes our contractual obligations as of December 31, 2025. We generally expect to satisfy these commitments with cash on hand and cash provided by operating activities. In 2025, we issued First Mortgage Bonds and Senior Unsecured Notes to refinance existing indebtedness, to fund capital expenditures, and for general corporate purposes.

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt (a)	$1,478,665	$357	$20,651	$120,533	$1,337,124
Interest payments	1,451,636	67,430	134,851	127,036	1,122,319
Advances for construction	210,638	10,459	19,377	18,237	162,565
Pension and postretirement benefits (b)	461,816	32,955	74,686	86,328	267,847
Finance lease obligations (c)	1,930	1,930	—	—	—
Operating lease obligations	13,983	2,399	3,912	3,209	4,463
Water supply contracts (d)	796,959	33,065	87,991	88,243	587,660
Total contractual obligations	$4,415,627	$148,595	$341,468	$443,586	$3,481,978
_______________________________________________________________________________
a.Long-term debt payments include maturities of long-term debt and annual payments on other long-term obligations, exclusive of unamortized debt issuance costs of $6.3 million.
b.Pension and postretirement benefits include $3.7 million of short-term pension obligations.
c.Finance lease obligations represent total cash payments to be made in the future and includes interest expense of $0.1 million.
d.Estimated annual contractual obligations are based on the same payment levels as 2025.
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
Cal Water has water supply contracts with wholesale suppliers in 12 of its operating districts and for the two leased systems in Hawthorne and Commerce. For each contract, the cost of water is established by the wholesale supplier and is generally beyond our control. The amount paid annually to the wholesale suppliers is charged to purchased water expense on our Consolidated Statements of Operations. Most contracts do not require minimum annual payments and vary with the volume of water purchased. For more details related to water supply contracts, see Note 15 of the Notes to Consolidated Financial Statements.
Capital Requirements
Capital requirements consist primarily of new construction expenditures for expanding and replacing utility plant facilities and the acquisition of water systems. They also include refunds of advances for construction.
Utility plant expenditures in 2025 were $517.0 million, including Company-funded of $488.4 million and developer-funded of $28.6 million. Utility plant expenditures in 2024 were $470.8 million, including Company-funded of $450.4 million and developer-funded of $20.4 million.
A majority of capital expenditures were associated with mains and water treatment equipment.
For 2026, the Company is estimating its capital expenditures to be between $580.0 million and $640.0 million based on the 2024 CA GRC and normal capital needs in the other subsidiaries. This range includes an estimated PFAS compliance cost of $79.2 million. See “Water Supply” in Part I - Item 1 above for details on the currently effective regulation. We expect our annual capital expenditures to increase during the next five years due to increasing needs to replace and maintain infrastructure.
Management expects there will be developer-funded expenditures in 2026 and expects that these expenditures will be financed by developers through refundable advances for construction and non-refundable contributions in aid of construction. Developers are required to deposit the cost of a water construction project with us prior to our commencing construction work, or the developers may construct the facilities themselves and deed the completed facilities to us. Funds are generally received in advance of incurring costs for these projects. Advances are normally refunded over a 40-year period without interest. Future payments for advances received are listed under contractual obligations above. Because non-Company-funded construction activity is solely at the discretion of developers, we cannot predict the level of future activity. The cash flow impact is expected to be minor due to the structure of the arrangements.
Capital Structure
Total equity was $1,692.0 million at December 31, 2025, compared to $1,638.3 million at December 31, 2024. The Company sold 33,497 and 1,638,977 shares of its common stock in 2025 and 2024, respectively, through its at-the-market equity program.
Total capitalization, including the current portion of long-term debt, was $3,166.2 million at December 31, 2025 and $2,815.3 million at December 31, 2024. In future periods, the Company intends to issue common stock and long-term debt to finance operations. The capitalization ratios will vary depending upon the method we choose to finance our operations.
At December 31, capitalization ratios were:

	2025	2024
Equity	53.5%	59.7%
Long-term debt	46.5%	40.3%
The return (from both regulated and non-regulated operations) on average equity was 7.7% in 2025 compared to 12.5% in 2024. Cal Water does not include construction work in progress in its regulated rate base; instead, Cal Water was authorized to record allowance for funds used during construction (or AFUDC) on construction work in progress, effective January 1, 2017. Construction work in progress for Cal Water was $259.6 million at December 31, 2025 and $260.8 million at December 31, 2024.
Acquisitions
There were no significant acquisitions in 2025 or 2024.
In November of 2025, we entered into an agreement to purchase the remaining membership interests of BVRT for $45.0 million. The acquisition of the remaining membership interests is subject to satisfaction of customary closing conditions in addition to PUCT and our Board of Director’s approval. We expect to fund the purchase with cash from operations (see “Regulated Business” in Part I - Item 1 above for more details).
In February of 2026, we agreed to purchase Nexus’s Nevada and Oregon water and wastewater systems for approximately $218.0 million, subject to the finalization of closing adjustments. Our Board of Directors has approved the acquisition. We expect to fund the purchase with a combination of cash from operations and debt and equity capital raises (see “Regulated Business” in Part I - Item 1 above for more details).
Real Estate Program
We own real estate. From time to time, certain parcels are deemed no longer used or useful for water utility operations. Most surplus properties have a low-cost basis. We developed a program to realize the value of certain surplus properties through sale or lease of those properties. The program will be ongoing for a period of several years. There were no significant sales in 2025 and 2024. As sales are dependent on real estate market conditions, future sales, if any, may or may not be at prior year levels.
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
Over the next 12 months, none of the $1,474.2 million of existing long-term debt instruments are expected to mature. Applying a hypothetical 10 percent increase in the rate of interest charged on those borrowings would not have a material effect on our earnings.
Item 8.    Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of California Water Service Group
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of California Water Service Group and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
February 26, 2026

We have served as the Company’s auditor since 2008.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2025	2024
ASSETS
Utility plant:
Land	$64,379	$56,621
Depreciable plant and equipment	5,471,263	4,977,217
Construction work in progress	333,824	329,439
Intangible assets	39,776	37,212
Total utility plant	5,909,242	5,400,489
Less accumulated depreciation and amortization	(1,329,652)	(1,241,785)
Net utility plant	4,579,590	4,158,704
Current assets:
Cash and cash equivalents	51,820	50,121
Restricted cash	45,553	45,566
Receivables:
Customers, net	56,322	58,585
Regulatory balancing accounts	72,511	55,917
Other, net	49,004	33,976
Accrued and unbilled revenue, net	39,674	39,718
Materials and supplies	19,784	20,511
Taxes, prepaid expenses, and other assets	19,760	19,742
Total current assets	354,428	324,136
Other assets:
Regulatory assets	339,865	357,406
Goodwill	37,063	37,063
Other	360,219	302,974
Total other assets	737,147	697,443
TOTAL ASSETS	$5,671,165	$5,180,283

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2025	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 59,638 and 59,484 outstanding in 2025 and 2024, respectively	$596	$595
Additional paid-in capital	973,454	966,975
Retained earnings	729,276	674,918
Accumulated other comprehensive loss	(13,922)	(7,217)
Noncontrolling interest	2,571	3,015
Total equity	1,691,975	1,638,286
Long-term debt, net	1,471,968	1,104,571
Total capitalization	3,163,943	2,742,857
Current liabilities:
Current maturities of long-term debt, net	2,270	72,422
Short-term borrowings	130,000	205,000
Accounts payable	175,729	167,533
Regulatory balancing accounts	25,458	22,648
Accrued other taxes	6,048	6,084
Accrued interest	12,976	8,406
Other accrued liabilities	65,683	56,271
Total current liabilities	418,164	538,364
Deferred income taxes	450,946	411,083
Regulatory liabilities	929,814	814,551
Pension	94,226	81,665
Advances for construction	210,638	202,614
Contributions in aid of construction	297,016	294,970
Other long-term liabilities	106,418	94,179
Contingencies and commitments (Note 15)
TOTAL CAPITALIZATION AND LIABILITIES	$5,671,165	$5,180,283

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Operating revenue	$1,000,140	$1,036,806	$794,632
Operating expenses:
Operations:
Purchased water	252,897	241,201	223,833
Purchased power	45,106	47,690	45,656
Pump taxes	24,234	21,757	19,023
Administrative and general	141,571	139,515	142,235
Other operations	130,106	118,457	112,481
Maintenance	36,001	34,753	31,975
Depreciation and amortization	144,365	131,901	121,212
Income tax expense (benefit)	11,216	35,938	(15,189)
Property and other taxes	44,275	40,540	36,271
Total operating expenses	829,771	811,752	717,497
Net operating income	170,369	225,054	77,135
Other income and expenses:
Non-regulated revenue	20,776	20,628	18,509
Non-regulated expenses	(14,649)	(14,201)	(11,807)
Other components of net periodic benefit credit	18,230	15,803	20,215
Allowance for equity funds used during construction	7,709	6,902	5,551
Income tax expense on other income and expenses	(7,890)	(6,551)	(8,408)
Net other income	24,176	22,581	24,060
Interest expense:
Interest expense	70,392	60,698	52,809
Allowance for borrowed funds used during construction	(3,695)	(3,148)	(2,990)
Net interest expense	66,697	57,550	49,819
Net income	127,848	190,085	51,376
Net loss attributable to noncontrolling interest	(363)	(722)	(535)
Net income attributable to California Water Service Group	$128,211	$190,807	$51,911
Earnings per share:
Basic	$2.15	$3.26	$0.91
Diluted	$2.15	$3.25	$0.91
Weighted average number of common shares outstanding:
Basic	59,570	58,612	56,952
Diluted	59,633	58,647	56,983

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$127,848	$190,085	$51,376
Other comprehensive income (loss):
Unrecoverable defined pension benefit plan costs, net of taxes of $0, $3,823, and $0, respectively	—	(9,840)	—
Amortization of defined benefit pension plans, net of taxes of $286, $456, and $0, respectively	737	1,175	—
Unrealized actuarial (loss) gain, net of taxes of $(2,891), $563, and $0, respectively	(7,442)	1,448	—
Other comprehensive loss, net of tax	(6,705)	(7,217)	—
Comprehensive income	121,143	182,868	51,376
Comprehensive loss attributable to noncontrolling interest	(363)	(722)	(535)
Comprehensive income attributable to California Water Service Group	$121,506	$183,590	$51,911

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2025, 2024 and 2023

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2022	55,598	$556	$760,336	$556,698	$—	$4,804	$1,322,394
Net income (loss)	—	—	—	51,911	—	(535)	51,376
Issuance of common stock	2,159	21	117,866	—	—	—	117,887
Repurchase of common stock	(33)	—	(1,844)	—	—	—	(1,844)
Dividends paid on common stock ($1.04 per share)	—	—	—	(59,036)	—	—	(59,036)
Investment in business with noncontrolling interest	—	—	225	—	—	(225)	—
Distribution to noncontrolling interest	—	—	—	—	—	(465)	(465)
Balance at December 31, 2023	57,724	577	876,583	549,573	—	3,579	1,430,312
Net income (loss)	—	—	—	190,807	—	(722)	190,085
Issuance of common stock	1,791	18	92,474	—	—	—	92,492
Repurchase of common stock	(31)	—	(1,435)	—	—	—	(1,435)
Dividends paid on common stock ($1.12 per share)	—	—	—	(65,462)	—	—	(65,462)
Other comprehensive loss, net of tax	—	—	—	—	(7,217)	—	(7,217)
Investment in business with noncontrolling interest	—	—	(647)	—	—	647	—
Distribution to noncontrolling interest	—	—	—	—	—	(489)	(489)
Balance at December 31, 2024	59,484	595	966,975	674,918	(7,217)	3,015	1,638,286
Net income (loss)	—	—	—	128,211	—	(363)	127,848
Issuance of common stock	185	1	8,621	—	—	—	8,622
Repurchase of common stock	(31)	—	(1,433)	—	—	—	(1,433)
Dividends paid on common stock ($1.24 per share)	—	—	—	(73,853)	—	—	(73,853)
Other comprehensive loss, net of tax	—	—	—	—	(6,705)	—	(6,705)
Investment in business with noncontrolling interest	—	—	(709)	—	—	709	—
Distribution to noncontrolling interest	—	—	—	—	—	(790)	(790)
Balance at December 31, 2025	59,638	$596	$973,454	$729,276	$(13,922)	$2,571	$1,691,975

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Operating activities:
Net income	$127,848	$190,085	$51,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146,523	134,139	123,124
Amortization of debt premium and expenses	274	246	262
Changes in normalized deferred income taxes	38,205	40,445	35,627
Change in value of life insurance contracts	(3,884)	(3,578)	(4,919)
Allowance for equity funds used during construction	(7,709)	(6,902)	(5,551)
Stock-based compensation	4,981	3,746	2,993
Changes in operating assets and liabilities:
Receivables	(20,822)	(42,276)	42,711
Water Arrearages Payment Program cash received	—	83,039	—
Water Arrearages Payment Program cash returned	(78)	(25,173)	—
Accrued and unbilled revenue	44	(2,719)	(3,859)
Taxes, prepaid expenses, and other assets	672	(5,393)	654
Accounts payable	(19,832)	1,743	9,896
Other current liabilities	11,138	2,767	(346)
Other changes in noncurrent assets and liabilities	25,201	(79,302)	(34,151)
Net cash provided by operating activities	302,561	290,867	217,817
Investing activities:
Utility plant expenditures	(516,991)	(470,800)	(383,747)
Business acquisitions, net of cash acquired	—	(1,609)	(175)
Asset acquisitions	—	—	(2,816)
Purchase of life insurance	(3,364)	(3,935)	(2,681)
Life insurance proceeds	215	1,426	—
Other	—	48	—
Net cash used in investing activities	(520,140)	(474,870)	(389,419)
Financing activities:
Short-term borrowings	550,000	505,000	227,792
Repayment of short-term borrowings	(625,000)	(480,000)	(120,000)
Issuance of long-term debt, net of debt issuance costs of $1,777, $184, and $0, respectively	368,223	124,816	—
Advances and contributions in aid of construction	37,509	30,389	21,156
Refunds of advances for construction	(9,462)	(9,399)	(9,355)
Per- and polyfluoroalkyl substances (PFAS) settlement proceeds	40,930	—	—
Retirement of long-term debt	(70,903)	(889)	(1,811)
Repurchase of common stock	(1,433)	(1,435)	(1,844)
Issuance of common stock	4,044	89,033	115,106
Dividends paid	(73,853)	(65,462)	(59,036)
Distribution to noncontrolling interest	(790)	(489)	(465)
Other	—	3,160	—
Net cash provided by financing activities	219,265	194,724	171,543
Change in cash, cash equivalents, and restricted cash	1,686	10,721	(59)
Cash, cash equivalents, and restricted cash at beginning of year	95,687	84,966	85,025
Cash, cash equivalents, and restricted cash at end of year	$97,373	$95,687	$84,966
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$61,136	$55,656	$49,145
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	67,831	56,836	54,382
Utility plant contributed by developers	29,165	30,445	24,203

See accompanying Notes to Consolidated Financial Statements.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 1. ORGANIZATION AND OPERATIONS
California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, Hawaii and Texas through its wholly-owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions. CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services. TWSC, Inc. (Texas Water) indirectly holds regulated and contracted water and wastewater utilities through a majority owned joint venture, BVRT Utility Holding Company LLC (BVRT). BVRT’s water and wastewater utilities provide services under the rules and regulation of the Public Utilities Commission of Texas. Each state’s regulatory commission will be jointly referred to as the Commissions.
Basis of Presentation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the Company’s accounts and those of its wholly owned subsidiaries. BVRT, a 96.3% owned subsidiary of Texas Water, is consolidated using the voting interest model as the Company owns a majority of the voting interests. All intercompany transactions and balances have been eliminated from the consolidated financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments that are necessary to provide a fair presentation of the results for the periods covered.
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
Noncontrolling Interest
Noncontrolling interest in the Company’s consolidated financial statements represents the 3.7% interest not owned by Texas Water in BVRT. Texas Water obtained control over BVRT on May 1, 2021. Since the Company controls BVRT, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 3.7% share of BVRT’s net assets and results of operations is deducted and reported as noncontrolling interest in total equity on the Consolidated Balance Sheets, as net loss attributable to noncontrolling interest in the Consolidated Statements of Operations, and as comprehensive loss attributable to noncontrolling interest in the Consolidated Statements of Comprehensive Income. The Company reports noncontrolling interest in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income and comprehensive income attributable to California Water Service Group excludes the loss attributable to the noncontrolling interest.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Revenue from contracts with customers	$963,695	$905,623	$790,334
Regulatory balancing account revenue	36,445	131,183	4,298
Total operating revenue	$1,000,140	$1,036,806	$794,632
Revenue from contracts with customers
The Company principally generates operating revenue from contracts with customers by providing regulated water and wastewater services at tariff-rates authorized by the Commissions in the states in which it operates. and non-regulated water and wastewater services at rates authorized by contracts with government agencies and other third parties. Revenue from contracts with customers reflects amounts billed for the volume of consumption at authorized per unit rates, for service charges, and for other authorized charges.
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Residential	$567,274	$538,234	$463,417
Business	192,668	180,032	159,050
Multiple residential	83,997	76,835	67,703
Industrial	30,962	30,399	28,055
Public authorities	54,681	49,162	40,811
Other*	34,113	30,961	31,298
Total revenue from contracts with customers	$963,695	$905,623	$790,334
_______________________________________________________________________________
*    Other includes changes to accrued and unbilled revenue
Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC). For certain revenue mechanisms, the Company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
accounting period. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. These mechanisms include the Monterey-Style Water Revenue Adjustment Mechanism (MWRAM), which was approved in Cal Water’s 2021 General Rate Case (GRC) filing (2021 CA GRC) in March of 2024. The MWRAM tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The MWRAM fluctuates with the seasonality of the water business. During the warm, dry summer months when water use is typically highest, the MWRAM will reflect an overcollection of revenue compared to an undercollection in the cool, wet winter months when less water is typically used.
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
Non-Regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Contract operating and maintenance revenue	$13,734	$13,818	$12,499
Other non-regulated revenue	4,708	4,400	3,506
Non-regulated revenue from contracts with customers	18,442	18,218	16,005
Lease revenue	2,334	2,410	2,504
Total non-regulated revenue	$20,776	$20,628	$18,509
Contract operating and maintenance services are provided for non-regulated water and wastewater systems owned by private companies and municipalities. The Company negotiates formal agreements with the customers under which the Company provides operating, maintenance and customer billing services related to the customers’ water systems. The formal agreements outline a fee schedule for the services provided. The agreements typically call for a fee-per-service or a flat-rate amount per month. The Company satisfies its performance obligation of providing contract operating and maintenance services over time as services are rendered; as a result, the Company employs the invoice practical expedient and recognizes revenue in the amount that it has the right to invoice. Contract terms are generally short-term and, as a result, no separate financing component is recognized for its collections from customers, which generally require payment within 30 days of billing.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Maturities of lease payments to be received are as follows:

Year Ending December 31,	Operating Leases
2026	$2,798
2027	1,347
2028	1,022
2029	710
2030	411
Thereafter	155
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
The Company reviews its allowance for credit losses utilizing a quantitative assessment, which includes a trend analysis of customer billings and collections, and agings by customer class. The Company also utilizes a qualitative assessment, which considers the future collectability of customer outstanding balances, management’s estimate of the cash recovery, and a general assessment of the economic conditions in the locations the Company serves. Based on these assessments, the Company adjusts its allowance for credit losses, accordingly.
The Company has elected to apply the practical expedient in ASU 2025-05, which allows the Company to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of its receivables in developing reasonable and supportable forecasts as part of estimating expected credit losses.
The following table presents the activity in the allowance for credit losses for the periods ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Beginning Balance	$4,128	$2,854	$5,629
Provision for credit loss expense	3,910	5,890	2,480
Write-offs	(5,281)	(5,054)	(5,795)
Recoveries	565	438	540
Total ending allowance balance	$3,322	$4,128	$2,854

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Other Receivables
As of December 31, 2025 and 2024, other receivables were:

	2025	2024
Accounts receivables from developers	$7,425	$5,255
Income tax receivables	28,592	15,984
Other	12,987	12,737
Total other receivables	$49,004	$33,976
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
The following table represents depreciable plant and equipment as of December 31:

	2025	2024
Equipment	$1,181,866	$1,039,109
Transmission and distribution plant	3,865,919	3,556,076
Office buildings and other structures	423,478	382,032
Total	$5,471,263	$4,977,217
Depreciation of utility plant is computed on a straight-line basis over the assets’ estimated useful lives including cost of removal of certain assets as follows:

Useful Lives
Equipment	5 to 50 years
Transmission and distribution plant	40 to 65 years
Office buildings and other structures	50 years
The provision for depreciation expressed as a percentage of the aggregate depreciable asset balances was 2.80% in 2025, 2.81% in 2024, and 2.81% in 2023.
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The amount of AFUDC related to equity funds and to borrowed funds for 2025, 2024, and 2023 are shown in the table below:

	2025	2024	2023
Allowance for equity funds used during construction	$7,709	$6,902	$5,551
Allowance for borrowed funds used during construction	3,695	3,148	2,990
Total	$11,404	$10,050	$8,541
Asset Retirement Obligation
The Company has a legal obligation to retire wells in accordance with state regulations. In addition, upon decommission of a wastewater plant or lift station, certain wastewater infrastructure would need to be retired in accordance with state regulations. An asset retirement cost and corresponding retirement obligation is recorded when a well or wastewater infrastructure is placed into service. Changes in the retirement obligation only impact the Consolidated Balance Sheets as the Company recognizes a regulatory asset or liability for the timing differences between the recognition of expenses and costs recovered through the ratemaking process.
The following is a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations, which are included in other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2025 and 2024:

	2025	2024
Obligation at beginning of the year	$42,470	$39,035
Additional liabilities incurred	61	2,049
Liabilities settled	(10)	(892)
Accretion	2,285	2,278
Obligation at the end of the year	$44,806	$42,470
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include highly liquid investments with remaining maturities of three months or less at the time of acquisition. In 2025 and 2024, restricted cash included $0.4 million of proceeds collected through a surcharge on certain customers’ bills plus interest earned on the proceeds and is used to service California Safe Drinking Water Bond obligations. In 2025 and 2024, restricted cash also included $43.8 million of committed cash in Texas Water for a pipeline project (see Note 15 of the Notes to Consolidated Financial Statements).
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the Consolidated Balance Sheets that total to the amounts shown on the Consolidated Statements of Cash Flows as of December 31:

	2025	2024
Cash and cash equivalents	$51,820	$50,121
Restricted cash	45,553	45,566
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$97,373	$95,687

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Regulatory Assets and Liabilities
Because the Company operates almost exclusively in a regulated business, the Company is subject to the accounting standards for regulated utilities. The Commissions in the states in which the Company operates establish rates that are designed to permit the recovery of the cost of service and a return on investment. The Company capitalizes and records regulatory assets for costs that would otherwise be charged to expense if it is probable that the incurred costs will be recovered in future rates. Regulatory assets are amortized over the future periods that the costs are expected to be recovered. If costs expected to be incurred in the future are currently being recovered through rates, the Company records those expected future costs as regulatory liabilities. In general, the Company does not earn a return on regulatory assets if the related costs do not accrue interest. Accordingly, the Company earns a return only on its regulatory assets for balancing and memorandum accounts. In addition, the Company records regulatory liabilities when it is probable the Commissions will require a refund to be made to the Company’s customers over future periods.
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
See Note 4 of the Notes to Consolidated Financial Statements for details of the Company’s regulatory assets and liabilities.
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
Goodwill is measured as the excess of the cost of an acquisition over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but instead is reviewed annually in the fourth quarter for impairment or more frequently if impairment indicators arise. The impairment test is performed at the reporting unit level using either a qualitative assessment or a fair-value based approach in which the fair value of the reporting unit is compared to the reporting unit’s carrying value. If the fair value of the reporting unit is less than its carrying amount, then an impairment loss is recognized equal to the difference. The Company recorded no goodwill impairments in 2025, 2024, and 2023.
Long-Term Debt Premium, Discount and Expense
The premiums, discounts, and issuance expenses on long-term debt are amortized over the original lives of the related debt on a straight-line basis which approximates the effective interest method. Premiums paid on the early redemption of certain debt and the unamortized original issuance discount and expense are amortized over the life of new debt issued in conjunction

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
with the early redemption. Amortization expense included in interest expense was $0.3 million, $0.2 million and $0.3 million in 2025, 2024 and 2023, respectively.
Advances for Construction
Advances for construction consist of payments received from developers for installation of water production and distribution facilities to serve new developments. Advances are excluded from rate base for rate setting purposes. Annual refunds are made to developers without interest. Advances of $210.6 million and $202.6 million, at December 31, 2025 and 2024, respectively, will be refunded primarily over a 40-year period from the date the advance was received in equal annual amounts.
Estimated refunds of advances are shown in the table below:

Year Ending December 31,	Refunds of Advances
2026	$10,459
2027	9,805
2028	9,572
2029	9,319
2030	8,918
Thereafter	162,565
Total refunds	$210,638
Contributions in Aid of Construction (CIAC)
CIAC represent payments received from developers, primarily for fire protection purposes, which are not subject to refunds. Facilities funded by contributions are included in utility plant, but excluded from rate base. Depreciation related to assets acquired from contributions is charged to the CIAC liability account.
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
With the enactment of the Tax Cuts and Jobs Act (TCJA), CIAC received from developers after December 22, 2017 became fully taxable for federal income tax purposes. On November 15, 2021, the Infrastructure Investment and Jobs Act was signed into law, which reverses the TCJA treatment of CIAC. Effective January 1, 2021, only the service portion of CIAC is taxable for federal income tax purpose.
The accounting standards for accounting for uncertainty in income taxes allows the inclusion of interest and penalties related to uncertain tax positions as a component of income taxes (see Note 10 of the Notes to Consolidated Financial Statements).

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
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

	2025	2024	2023
	(In thousands, except per share data)
Net income	$127,848	$190,085	$51,376
Net loss attributable to noncontrolling interest	(363)	(722)	(535)
Net income attributable to California Water Service Group	$128,211	$190,807	$51,911
Weighted average common shares, basic	59,570	58,612	56,952
Weighted average common shares, diluted	59,633	58,647	56,983
Earnings per share—basic	$2.15	$3.26	$0.91
Earnings per share—diluted	$2.15	$3.25	$0.91
Stock-based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is the vesting period.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company’s annual periods beginning January 1, 2025, with early adoption permitted. The guidance is applied prospectively with the option of retrospective application for each period presented. The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025. See Note 10 of the Notes to Consolidated Financial Statements for the expanded disclosure requirements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows an entity to apply a practical expedient to current accounts receivable and current contract assets arising from revenue transactions. The practical expedient permits an entity to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of an asset in developing reasonable and supportable forecasts as part of estimating expected credit losses. ASU 2025-05 is effective for the Company’s annual periods beginning January 1, 2026, with early adoption permitted. The guidance is applied prospectively. The Company early adopted ASU 2025-05 prospectively for the year ended December 31, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or disclosures. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.
New Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disaggregation of certain Consolidated Statement of Operations’ expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted. The guidance is applied prospectively with the option of retrospective application for each

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
period presented. The Company is evaluating the impact the new standard will have on its financial statement disclosures upon adoption.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for the Company’s annual periods beginning January 1, 2028. Early adoption is permitted and the guidance can be applied on a prospective basis, a modified basis for in-process projects, or on a retrospective basis. The Company is evaluating the impact the new standard will have on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for the Company’s annual periods beginning January 1, 2029. The Company is evaluating the impact the new standard will have on its consolidated financial statements.
NOTE 3. OTHER INCOME AND EXPENSES
The Company conducts various non-regulated activities as reflected in the table below:

	2025		2024		2023
	Revenue	Expense	Revenue	Expense	Revenue	Expense
Contract operating and maintenance	$13,734	$12,180	$13,818	$12,289	$12,499	$10,786
Leases	2,334	47	2,410	38	2,504	26
Design and construction	468	342	715	503	652	536
Meter reading and billing	49	4	48	—	198	2
Interest income	2,232	—	1,260	—	303	—
Gain from non-qualified benefit plan investments	—	(3,884)	—	(3,578)	—	(4,919)
Other non-regulated income and expenses	1,959	5,960	2,377	4,949	2,353	5,376
Total	$20,776	$14,649	$20,628	$14,201	$18,509	$11,807
Contract operating and maintenance services and meter reading and billing services are provided for water and wastewater systems owned by private companies and municipalities. The agreements typically call for a fee-per-service or a flat-rate amount per month. Leases have been entered into with telecommunications companies for cellular phone antennas placed on the Company’s property. Design and construction services are for the design and installation of water mains and other water infrastructure for others outside the Company’s regulated service areas. Third-party insurance program gains and losses are included in other non-regulated income and expenses.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated

NOTE 4. REGULATORY ASSETS AND LIABILITIES
Regulatory assets and liabilities were comprised of the following as of December 31:

	Recovery Period	2025	2024
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	$199,465	$178,279
Asset retirement obligations, net	Indefinite	30,073	28,883
Other accrued benefits	Indefinite	26,263	25,439
IRMA long-term accounts receivable	Various	22,077	46,278
Tank coating	Various	19,495	21,477
MWRAM long-term regulatory asset	1-2 years	12,876	16,353
General district balancing account receivable	Various	9,844	9,393
Incremental Cost Balancing Accounts (ICBA)	1 year	4,722	8,251
Net WRAM and MCBA long-term accounts receivable	Various	4,078	3,633
Customer Assistance Program (CAP) and Rate Support Fund (RSF) accounts receivable	1 year	2,651	9,910
Recoverable property losses	Various	2,051	2,633
Other regulatory assets	Various	6,270	6,877
Total Regulatory Assets		$339,865	$357,406
Regulatory Liabilities
Cost of removal		$523,813	$483,108
Pension and retiree group health		219,133	174,708
Future tax benefits due to customers		103,662	106,184
PFAS settlement proceeds		25,193	—
Other components of net periodic benefit cost		24,248	18,287
Pension Cost Balancing Account (PCBA)		17,837	14,143
Conservation Expense Balancing Account (CEBA)		5,202	3,294
Health Cost Balancing Account (HCBA)		4,149	3,630
Net WRAM and MCBA long-term payable		3,117	3,064
ICBA		2,144	6,003
Other regulatory liabilities		1,316	2,130
Total Regulatory Liabilities		$929,814	$814,551
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets as of December 31, 2025 and 2024 were $72.5 million and $55.9 million, respectively. The short-term regulatory assets, as of December 31, 2025 primarily consisted of IRMA, MWRAM, and ICBA receivables. As of December 31, 2024, the short-term regulatory assets primarily consisted of IRMA and MWRAM receivables.
The short-term portion of regulatory liabilities as of December 31, 2025 and 2024 were $25.5 million and $22.6 million, respectively. The short-term regulatory liabilities as of December 31, 2025 primarily consisted of TCJA regulatory liabilities, ICBA regulatory liabilities, and PFAS settlement proceeds (see Note 15 of the Notes to Consolidated Financial Statements). As of December 31, 2024, the short-term regulatory liabilities primarily consisted of TCJA regulatory liabilities, ICBA regulatory liabilities, and IRMA regulatory liabilities.
The property-related temporary differences are primarily due to: (i) the difference between book and federal income tax depreciation on utility plant that was placed in service before the Commissions adopted normalization for rate making purposes;

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 4. REGULATORY ASSETS AND LIABILITIES (Continued)

and (ii) certain (state) deferred taxes for which flow through accounting continues to be applied to originating deferred taxes. The regulatory asset will be recovered in rates in future periods as the tax effects of the temporary differences previously flowed-through to customers reverse.
The asset retirement obligation regulatory asset represents the difference between costs associated with asset retirement obligations for wells and amounts collected in rates.
Other accrued benefits are accrued benefits for vacation, self-insured workers’ compensation, and directors’ retirement benefits.
The IRMA long-term accounts receivables is the additional amount the Company would have billed customers in 2023 and 2024 had the 2021 CA GRC been approved on time.
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
The net WRAM and MCBA long-term accounts receivable is the undercollected portion of recorded revenues that are not expected to be collected from customers within the next 12 months.
The CAP and RSF are two programs offered by Cal Water that assist qualifying customers with their monthly water bill. The programs are funded by the customers who do not qualify for the assistance. The CAP and RSF regulatory assets represent the amounts due from customers to fund the CAP and RSF credits that were provided to assist qualifying customers.
Cost of removal represents the cumulative differences between the recorded costs to remove assets and amounts collected in rates for expected costs to remove assets at the end of their estimated useful life and does not include the asset retirement obligation for wells.
The pension and retiree group health regulatory liability represents the over funded obligation of the Company’s postretirement benefit plans which the Company expects to refund to customers in the future. These plans are discussed in further detail in Note 11 of the Notes to Consolidated Financial Statements.
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
The PFAS settlement proceeds represent amounts the Company expects to reclassify to CIAC beyond the next 12 months. The Company is required by the Commissions to provide the benefit of the PFAS settlement proceeds to customers through CIAC once PFAS related remediation projects are placed in service. Since the Company is required to provide the benefit of the settlement proceeds to customers, the Company recorded the PFAS settlement proceeds as a regulatory liability and will reclassify them to CIAC once the related projects are placed in service. See Note 15 of the Notes to Consolidated Financial Statements for further details.
The other components of net periodic benefit cost regulatory liabilities are authorized by the Commissions and are probable for customer refund through the capital program.
The PCBA regulatory liability, the HCBA regulatory liability, and CEBA regulatory liability represent incurred pension, healthcare, and conservation costs that were below the cost recovery in rates and the amounts refundable to customers.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 5. INTANGIBLE ASSETS AND GOODWILL
Intangible assets
As of December 31, 2025 and 2024, intangible assets that will continue to be amortized and those not amortized were:

	Weighted Average Amortization Period (years)	2025
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$2,296	$146	$2,150
Water planning studies	12	24,970	12,748	12,222
Leasehold improvements and other	17	5,247	2,307	2,940
Total		$32,513	$15,201	$17,312
Unamortized intangible assets:
Perpetual water rights and other		$7,263	$—	$7,263

	Weighted Average Amortization Period (years)	2024
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets:
Water pumping rights	usage	$2,296	$142	$2,154
Water planning studies	13	22,534	11,015	11,519
Leasehold improvements and other	18	5,104	1,952	3,152
Total		$29,934	$13,109	$16,825
Unamortized intangible assets:
Perpetual water rights and other		$7,278	$—	$7,278
Water pumping rights usage is the amount of water pumped from aquifers to be treated and distributed to customers.
For the year ended December 31, 2025, 2024, and 2023 amortization of intangible assets was $2.4 million, $2.1 million, and $1.5 million, respectively.
Estimated future amortization expense related to intangible assets are shown in the table below:

Year Ending December 31,	Estimated Future Amortization Expense Related to Intangible Assets
2026	$2,003
2027	1,780
2028	1,686
2029	1,500
2030	1,183
Thereafter	9,160
Total	$17,312

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 5. INTANGIBLE ASSETS AND GOODWILL (Continued)
Goodwill
Changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Beginning balance	$37,063	$37,039
Acquisitions	—	24
Total ending goodwill balance	$37,063	$37,063
NOTE 6. EQUITY
As of December 31, 2025 and 2024, common stock issued and outstanding were 59,638,011 and 59,484,145 shares, respectively.
The Company maintains an Employee Stock Purchase Plan (ESPP). Under the ESPP, qualified employees are permitted to purchase the Company’s common stock at 90% of the market value of the common stock on the specified stock purchase date. The ESPP is deemed compensatory and compensation costs will be accounted for under ASC 718, Stock Compensation. Employees’ payroll deductions for common stock purchases may not exceed 10% of their salaries. Employees may purchase up to 2,000 shares per period provided that the value of the shares purchased in any calendar year may not exceed $25 thousand, as calculated pursuant to the ESPP. The Company recorded expense of $0.3 million in each of 2025, 2024, and 2023, respectively. The Company issued 60,685, 56,825, and 50,319 shares of common stock related to the ESPP in 2025, 2024, and 2023, respectively.
On May 14, 2025, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million (2025 Equity Agreement) from time to time, depending on market conditions, through an at-the-market equity program over the succeeding three years. The 2025 Equity Agreement replaced the previous agreement that ended in the second quarter of 2025. Pursuant to the terms of the 2025 Equity Agreement, the Company may enter into a forward sale agreements with forward counterparties. The Company intends to use the net proceeds from equity sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. In 2025, the Company sold 33,497 shares of common stock through its at-the-market equity program and raised proceeds of $1.5 million, net of $15.3 thousand in commissions paid under the 2025 Equity Agreement. In 2024, the Company sold 1,638,977 shares of common stock through its previous at-the-market equity program and raised proceeds of $86.5 million, net of $0.9 million in commissions paid under the previous equity distribution agreement. The Company also incurred $0.4 million and $0.3 million of equity issuance costs in 2025 and 2024, respectively.
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
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of December 31, 2025, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 7. SHORT-TERM BORROWINGS (Continued)
The Company had no outstanding borrowings on its line of credit as of December 31, 2025. As of December 31, 2024, the outstanding borrowings on the Company line of credit was $40.0 million. Outstanding borrowings on the Cal Water lines of credit as of December 31, 2025 and 2024 were $130.0 million and $165.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water lines of credit during 2025 was 5.44% compared to 6.27% for the same period during the prior year.
NOTE 8. LONG-TERM DEBT
As of December 31, 2025 and 2024, long-term debt outstanding was:

	Series	Interest Rate	Maturity	2025	2024
California Water Service Group Senior Notes (a)	A	4.87%	2032	$70,000	$—
	B	5.22%	2035	100,000	—
Total Senior Notes				170,000	—
First Mortgage Bonds	1	3.02%	2061	150,000	150,000
	2	5.22%	2054	125,000	125,000
	3	5.64%	2055	200,000	—
	AAA	7.28%	2025	—	20,000
	BBB	6.77%	2028	20,000	20,000
	CCC	8.15%	2030	20,000	20,000
	DDD	7.13%	2031	20,000	20,000
	EEE	7.11%	2032	20,000	20,000
	OOO	6.02%	2031	20,000	20,000
	PPP	5.50%	2040	100,000	100,000
	QQQ	3.33%	2025	—	50,000
	RRR	4.31%	2045	50,000	50,000
	SSS	4.41%	2046	40,000	40,000
	TTT	4.61%	2056	10,000	10,000
	VVV	3.40%	2029	100,000	100,000
	WWW	4.07%	2049	100,000	100,000
	YYY	4.17%	2059	200,000	200,000
	ZZZ	2.87%	2051	130,000	130,000
Total First Mortgage Bonds				1,305,000	1,175,000
California Department of Water Resources Loans		1.30% - 1.69%	2027 - 2039	3,546	3,872
Other long-term debt				2,031	2,933
Unamortized debt issuance costs				(6,339)	(4,812)
Total long-term debt, net of unamortized debt issuance costs				1,474,238	1,176,993
Less current maturities of long-term debt, net				2,270	72,422
Long-term debt, net				$1,471,968	$1,104,571
_______________________________________________________________________________
(a)     Senior notes held by institutional investors are unsecured obligations.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 8. LONG-TERM DEBT (Continued)
Maturities of long-term debt as of December 31, 2025 are as follows:

Year Ending December 31,	Long-term debt*
2026	$357
2027	333
2028	20,318
2029	100,297
2030	20,236
Thereafter	1,337,124
_______________________________________________________________________________
*    Excludes maturities for finance lease obligations. See Note 15 of the Notes to Consolidated Financial Statements for maturities for finance lease obligations.
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
The Company and Cal Water used the net proceeds from the sale of the 2032 Notes, the 2035 Notes, and the 2055 Bonds to refinance existing indebtedness, to fund capital expenditures, and for general corporate purposes. The 2032 Notes, the 2035 Notes, and the 2055 Bonds are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
On October 22, 2024, Cal Water completed the sale and issuance of $125.0 million in First Mortgage Bonds (the Bonds) in a private placement. The Bonds, relating to Series 2, bear an interest rate of 5.22% per annum payable quarterly, and mature on October 22, 2054. The Bonds rank equally with all of Cal Water’s other First Mortgage Bonds and are secured by liens on Cal Water’s properties, subject to certain exceptions and permitted liens. Cal Water used the net proceeds from the sale of the Bonds to refinance existing indebtedness, to fund capital expenditures, and for general corporate purposes. The Bonds were not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
On October 4, 2011, Cal Water entered into a finance lease arrangement with the City of Hawthorne to operate the City’s water system for a 15-year period. The $0.7 million and $1.6 million finance lease liability as of December 31, 2025 and 2024, respectively, is included in other long-term debt and current maturities set forth above.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 9. OTHER ACCRUED LIABILITIES
As of December 31, 2025 and 2024, other accrued liabilities were:

	2025	2024
Accrued and deferred compensation	$26,589	$24,328
Unearned revenue and customer deposits	17,758	12,517
Accrued benefits and workers’ compensation claims	9,869	7,665
Due to contracts and agencies	3,180	3,447
Uninsured loss reserve	2,251	2,405
Current portion of operating lease	1,213	1,218
Other	4,823	4,691
Total other accrued liabilities	$65,683	$56,271
NOTE 10. INCOME TAXES
Income tax expense (benefit) consisted of the following:

	Federal	State	Total
2025
Current	$275	$1,063	$1,338
Deferred	19,744	(1,976)	17,768
Total income tax	$20,019	$(913)	$19,106
2024
Current	$4,179	$8,630	$12,809
Deferred	31,095	(1,415)	29,680
Total income tax	$35,274	$7,215	$42,489
2023
Current	$—	$3	$3
Deferred	508	(7,292)	(6,784)
Total income tax	$508	$(7,289)	$(6,781)
The Company’s December 31, 2025, 2024, and 2023 qualified tax repairs and maintenance deductions totaled $181.0 million, $193.5 million, and $169.7 million, respectively.
At December 31, 2025, the Company had U.S. federal and U.S. state tax net operating loss carry-forwards of approximately $27.1 million and $184.4 million respectively. The U.S. federal and U.S. state net operating loss carry-forwards will both expire at various dates beginning in tax year 2028.
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this new law temporarily disallows the use of state net operating losses for years beginning in 2024 through 2026.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 10. INCOME TAXES (Continued)
The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. The following table represents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual effective amount and rate for the year ended December 31, 2025:

	December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$30,860	21.0%
State and local income tax, net of federal (national) income tax effect*	10,257	7.0%
Effect of ratemaking:
TCJA refund	(11,638)	(7.9)%
Effect of regulatory treatment of fixed asset differences	(9,539)	(6.5)%
AFUDC equity	(2,363)	(1.6)%
Tax credits:
Investment tax credits	(71)	(0.1)%
Change in valuation allowances	—	0.0%
Nontaxable or nondeductible items:
Stock-based compensation	991	0.7%
Change in unrecognized tax benefits	331	0.2%
Other adjustments	278	0.2%
Effective tax rate	$19,106	13.0%
_______________________________________________________________________________
*    The state and local jurisdiction that contributes to the majority (greater than 50 percent) of the tax effect in this category is California.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	2024	2023
Statutory income tax	$48,840	$9,365
Increase (reduction) in taxes due to:
State income taxes net of federal tax benefit	16,234	3,718
Effect of regulatory treatment of fixed asset differences	(11,053)	(9,478)
Investment tax credits	(71)	(74)
AFUDC equity	(1,931)	(1,553)
Stock based stock compensation	962	677
TCJA refund	(11,508)	(11,618)
Other	1,016	2,182
Total income tax	$42,489	$(6,781)
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 10. INCOME TAXES (Continued)
As of December 31, 2025, the TCJA tax liability was $60.6 million. The Company continues working with state regulators to finalize the TCJA tax liability to confirm compliance with the federal normalization rules.
The deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024, are presented in the following table:

	2025	2024
Deferred tax assets:
Developer deposits for contributions in aid of construction	$36,315	$34,353
Net operating loss carry-forward and tax credits	15,471	14,183
Pension liability	22,393	18,993
Income tax regulatory liability	9,459	13,893
Operating leases liabilities	3,488	3,778
Other	1,886	2,019
Total deferred tax assets	89,012	87,219
Deferred tax liabilities:
Property related basis and depreciation differences	520,012	482,124
Operating lease-right to use asset	3,420	3,722
Other	16,526	12,456
Total deferred tax liabilities	539,958	498,302
Net deferred tax liabilities	$450,946	$411,083
Based on historical taxable income and future taxable income projections over the period in which the deferred assets are deductible, management believes it is more likely than not that the Company will realize the benefits of the deductible differences.
The following table reconciles the changes in unrecognized tax benefits for the periods ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Balance at beginning of year	$19,310	$16,291	$13,606
Additions for tax positions taken during current year	2,499	3,019	2,685
Reductions for tax positions taken	(1,811)	—	—
Balance at end of year	$19,998	$19,310	$16,291
The Company does not expect a material change in its unrecognized tax benefits within the next 12 months. The component of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2025, was $5.8 million, with the remaining balance representing the potential deferral of taxes to later years.
The Company’s federal income tax years subject to an examination are from 2017 to 2025 and the state income tax years subject to an examination are from 2013 to 2025.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 10. INCOME TAXES (Continued)
The income taxes paid, net of refunds received, by the Company were as follows:

2025
Federal	$8,200
State and local:
California	4,206
Other states	96
Income taxes, net of amounts refunded	$12,502
The income taxes paid, net of refunds received, by the Company in 2024 was $27.0 million. The income tax refunds received, net of income taxes paid, in 2023 was $3.5 million.
NOTE 11. EMPLOYEE BENEFIT PLANS
Savings Plan
The Company sponsors a 401(k) qualified defined contribution savings plan that allows participants to contribute up to 50% of pre-tax compensation. Effective January 1, 2010, the Company matches 75 cents for each dollar contributed by the employee up to a maximum Company match of 6.0% of eligible earnings. Company contributions were $8.9 million, $8.5 million, and $8.2 million for the years 2025, 2024, and 2023, respectively.
Pension Plans
The Company provides a qualified, defined-benefit, non-contributory pension plan for substantially all employees. The accumulated benefit obligations of the pension plan were $589.8 million and $524.0 million as of December 31, 2025 and 2024, respectively. The fair value of pension plan assets was $845.0 million and $750.0 million as of December 31, 2025 and 2024, respectively.
The Company also maintains an unfunded, non-qualified, supplemental executive retirement plan (SERP). The unfunded SERP accumulated benefit obligations were $81.7 million and $71.9 million as of December 31, 2025 and 2024, respectively. Benefit payments under the SERP are paid currently. As a non-qualified plan, the SERP has no plan assets; however, the Company has a Rabbi trust designated to provide funding for SERP obligations. The Rabbi trust holds investments in marketable securities and corporate-owned life insurance. The recorded value of these investments was approximately $80.5 million and $73.1 million at December 31, 2025 and 2024, respectively, and is included in other noncurrent assets on the Consolidated Balance Sheets.
Expected payments to be made for the pension and SERP plans are shown in the table below:

Year Ending December 31,	Pension	SERP	Total
2026	$24,557	$3,671	$28,228
2027	26,581	4,074	30,655
2028	28,586	4,546	33,132
2029	30,615	5,044	35,659
2030	32,670	5,528	38,198
2031-2035	195,595	32,365	227,960
Total payments	$338,604	$55,228	$393,832
The expected benefit payments are based upon the same assumptions used to measure the Company’s benefit obligation at December 31, 2025, and include estimated future employee service.
The costs of the pension and retirement plans are charged to expense and utility plant. The Company makes annual contributions to fund the amounts accrued for pension cost.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
Other Postretirement Plan
The Company provides substantially all active, permanent employees with medical, dental, and vision benefits through a self-insured plan. Employees retiring at or after age 58, along with their spouses and dependents, continue participation in the plan by payment of a premium. Plan assets are invested in mutual funds, short-term money market instruments and commercial paper based upon a similar asset mix to the pension plan. Retired employees are also provided with a $10 thousand life insurance benefit.
The Company records the costs of postretirement benefits other than pensions (PBOP) during the employees’ years of active service. In 2025 and 2023, the Company recorded postretirement benefit income of $2.3 million and $2.9 million, respectively. In 2024, postretirement benefit expense of $0.6 million was recorded.
The expected benefit payments, net of retiree premiums and Medicare Part D subsidies, are shown in the table below:

Year Ending December 31,	Expected Benefit Payments Before Medicare Part D Subsidy	Effect of Medicare Part D Subsidy on Expected Benefit Payments	Expected Benefit Payments Net of Medicare Part D Subsidy
2026	$4,999	$(272)	$4,727
2027	5,550	(301)	5,249
2028	5,984	(334)	5,650
2029	6,355	(368)	5,987
2030	6,883	(399)	6,484
2031-2035	42,326	(2,439)	39,887
Total payments	$72,097	$(4,113)	$67,984
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

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
The Company’s target asset allocation percentages for major categories of the Plan assets are reflected in the table below:

	Minimum Exposure	Target	Maximum Exposure
Fixed Income	35%	40%	45%
Domestic Equity	35%	38%	45%
Emerging markets	3%	7%	9%
Non-U.S. Equities	11%	15%	17%
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
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
The following tables present the fair value of plan assets by major asset category at December 31, 2025 and 2024:

	December 31, 2025
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$93	$—	$—	$93	$25,068	$—	$—	$25,068
Domestic Equity	—	—	—	—	2,585	—	—	2,585
Non U.S. Equities	—	—	—	—	10,309	—	—	10,309
Emerging markets	—	—	—	—	4,182	—	—	4,182
Assets measured at net asset value (NAV)	—	—	—	844,877	—	—	—	157,203
Total Plan Assets	$93	$—	$—	$844,970	$42,144	$—	$—	$199,347

	December 31, 2024
	Pension Benefits				Other Benefits
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed Income	$288	$—	$—	$288	$21,769	$—	$—	$21,769
Domestic Equity	—	—	—	—	7,039	—	—	7,039
Non U.S. Equities	—	—	—	—	7,390	—	—	7,390
Emerging markets	—	—	—	—	3,151	—	—	3,151
Assets measured at NAV	—	—	—	749,759	—	—	—	135,005
Total Plan Assets	$288	$—	$—	$750,047	$39,349	$—	$—	$174,354
The pension benefits fixed income category includes $0.1 million and $0.3 million of money market fund investments as of December 31, 2025 and 2024, respectively. The other benefits fixed income category includes $0.5 million of money market fund investments in each of December 31, 2025 and 2024, respectively.
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
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
Changes in Plan Assets, Benefits Obligations, and Funded Status
The following table reconciles the funded status of the plans with the accrued pension liability and the net postretirement benefit liability as of December 31, 2025 and 2024:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Change in projected benefit obligation:
Beginning of year	$692,091	$710,769	$128,269	$134,733
Service cost	21,049	23,421	5,615	6,048
Interest cost	38,769	36,244	6,959	6,900
Actuarial (gain) loss	52,480	(54,744)	(12,310)	(17,131)
Benefits paid, net of retiree premiums	(25,961)	(23,599)	(2,420)	(2,281)
End of year	$778,428	$692,091	$126,113	$128,269
Change in plan assets:
Fair value of plan assets at beginning of year	$750,047	$716,273	$174,354	$163,367
Actual return on plan assets	112,164	53,687	27,413	13,269
Employer contributions	8,720	3,686	—	—
Retiree contributions and Medicare part D subsidies	—	—	2,541	2,446
Benefits paid	(25,961)	(23,599)	(5,146)	(4,906)
Other adjustments	—	—	185	178
Fair value of plan assets at end of year	$844,970	$750,047	$199,347	$174,354

Funded status (1)	$66,542	$57,956	$73,234	$46,085
Unrecognized actuarial gain	(133,152)	(123,431)	(69,400)	(44,685)
Unrecognized prior service cost	1,630	2,154	1,118	1,273
Net amount recognized	$(64,980)	$(63,321)	$4,952	$2,673
_______________________________________________________________________________

1.The short-term portion of the pension benefits was $3.7 million as of December 31, 2025 and $3.1 million as of December 31, 2024 and was recorded as part of other accrued liabilities on the Company’s Consolidated Balance Sheets.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
Amounts recognized on the balance sheet consist of:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Noncurrent assets (1)	$164,350	$142,607	$73,234	$46,085
Accrued benefit costs	—	—	(1)	(1)
Accrued benefit liability (2)	(97,808)	(84,651)	—	—
Regulatory liabilities (3)	(150,851)	(131,297)	(68,281)	(43,411)
Accumulated other comprehensive loss (4)	19,329	10,020	—	—
Net amount recognized	$(64,980)	$(63,321)	$4,952	$2,673
_______________________________________________________________________________
1.Noncurrent assets represent the overfunded status of the employee pension plan and PBOP plan in 2025 and 2024. The amounts are included in other noncurrent assets on the Consolidated Balance Sheets.
2.Accrued benefit liability represents the underfunded status of the SERP plan in 2025 and 2024. The amounts are included in pension on the Consolidated Balance Sheets, net of the current portion.
3.Changes in the funded status of the plans that would be recorded in accumulated other comprehensive income for an unregulated entity are recorded as regulatory assets and liabilities as the Company believes it is probable that an amount equal to the regulatory asset or liability will be collected or refunded through the setting of future rates.
4.As a result of the 2021 CA GRC decision that was issued in March of 2024, SERP expenses were disallowed to be recovered from Cal Water’s customers. At this time, the Company believes it is not probable that SERP costs will be recovered in rates for the three-year period in which the 2021 CA GRC is in effect. As a result, the Company has continued to record the changes in the funded status of the SERP for Cal Water to accumulated other comprehensive loss in accordance with generally accepted accounting principles.
Valuation Assumptions
Below are the actuarial assumptions used in determining the benefit obligation for the benefit plans:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Weighted average assumptions as of December 31:
Discount rate - employee pension plan	5.97%	5.89%	—	—
Discount rate - SERP	5.78%	5.82%	—	—
Discount rate - other benefits	—	—	5.90%	5.88%
Long-term rate of return on plan assets	7.70%	7.59%	7.47%	7.43%
Rate of compensation increases - employee pension plan	5.48%	4.25%	—	—
Rate of compensation increases - SERP	6.00%	5.00%	—	—
Cost of living adjustment	2.40%	2.20%	—	—
The long-term rate of return assumption is the expected rate of return on a balanced portfolio invested roughly 60% in equities and 40% in fixed income securities. Returns on equity investments were estimated based on estimates of dividend yield and real earnings added to a 2.40% long-term inflation rate. For the pension and other benefit plans, the assumed long-term rate of return was 8.12% for domestic equities and 8.84% for foreign equities. Returns on fixed income investments were projected based on investment maturities and credit spreads added to a 2.40% long-term inflation rate. For the pension and other benefit plans, the assumed long-term rate of return was 6.10% and 5.63%, respectively, for fixed income investments. The Company is using a long-term rate of return of 7.70% for the pension plan and 7.47% for the other benefit plan.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 11. EMPLOYEE BENEFIT PLANS (Continued)
Components of Net Periodic Benefit Cost
Net periodic benefit costs for the pension and other postretirement plans for the years ended December 31, 2025 and 2024, included the following components:

	Pension Plan			Other Benefits
	2025	2024	2023	2025	2024	2023
Service cost	$21,049	$23,421	$22,159	$5,615	$6,048	$4,489
Interest cost	38,769	36,244	34,190	6,959	6,900	5,219
Expected return on plan assets	(51,171)	(52,941)	(53,684)	(12,788)	(11,949)	(10,543)
Net amortization and deferral	1,732	2,394	(3,043)	(2,064)	(375)	(2,019)
Net periodic (income) cost	$10,379	$9,118	$(378)	$(2,278)	$624	$(2,854)
The service cost portion of the pension plan and other postretirement benefit plans is recognized in administrative and general within the Consolidated Statements of Operations. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial losses (gains) and are reported together as other components of net periodic benefit cost within the Consolidated Statements of Operations.
Below are the actuarial assumptions used in determining the net periodic benefit costs for the benefit plans, which uses the end of the prior year as the measurement date:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Weighted average assumptions as of December 31:
Discount rate - employee pension plan	5.89%	5.25%	—	—
Discount rate - SERP	5.82%	5.19%	—	—
Discount rate - other benefits	—	—	5.88%	5.25%
Long-term rate of return on plan assets	7.59%	7.56%	7.43%	7.41%
Rate of compensation increases - employee pension plan	4.25%	4.25%	—	—
Rate of compensation increases - SERP	5.00%	5.00%	—	—
Cost of living adjustment	2.20%	2.23%	—	—
The health care cost trend rate assumption has a significant effect on the amounts reported. For 2025 measurement purposes, the Company assumed a 7.0% annual rate of increase in the per capita cost of covered benefits with the rate decreasing to 6.8% by 2026, then gradually grading down to 4.0% by 2063.
The Company intends to make annual contributions that meet the funding requirements of ERISA. The Company estimates in 2026 that the annual contribution to the pension plans will be $2.7 million and no annual contribution to the other postretirement plans.
NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS
In the 2021 CA GRC decision that was issued in March of 2024, supplemental executive retirement plan (SERP) expenses were not approved to be recovered from customers for the years 2023, 2024 and 2025. Without regulatory recovery, Cal Water no longer meets the regulatory asset recognition criteria to record the unrecognized prior service costs and actuarial gain and loss amounts related to the SERP as a regulatory asset. Beginning in 2024, the Company has applied compensation recognition guidance and recorded the unrecognized prior service costs and actuarial gains and losses to other comprehensive loss.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 12. ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)
The table below presents changes in accumulated other comprehensive loss (AOCL), net of tax, by component:

	2025	2024
Beginning balance	$(7,217)	$—
Other comprehensive loss before reclassifications	(7,442)	(8,392)
Amounts reclassified from AOCL	737	1,175
Ending balance	$(13,922)	$(7,217)
The table below presents amounts reclassified out of AOCL by component and the Consolidated Statements of Operations location of those amounts reclassified as of December 31, 2025 and 2024.

	Amounts Reclassified from AOCL
	2025	2024
Amortization of defined benefit pension items (a)
Prior service cost	$(81)	$(81)
Net actuarial loss	1,104	1,712
Total before tax	1,023	1,631
Tax benefit (b)	(286)	(456)
Total reclassification for the period, net of tax	$737	$1,175
_______________________________________________________________________________
(a)     Amortization of these items is included in other components of net periodic benefit cost in other income and expenses on the Consolidated Statements of Operations.
(b)     The tax benefit is included within income tax expense on the Consolidated Statements of Operations.
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
In 2025, the Company granted RSAs to Officers and members of the Board of Directors (Directors). Generally, an RSA represents the right to receive a share of the Company’s common stock and is valued based on the fair market value of the Company’s common stock at the date of grant. The 2025 RSAs granted to Officers vest over 36 months with the first 12 months cliff vesting and the remaining RSAs vesting quarterly thereafter. RSAs granted to the Directors in 2025 vest at the end of 12 months. The 2025 RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to the Directors. As of December 31, 2025, there was approximately $2.2 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.3 years.
A summary of the status of the outstanding RSAs as of December 31, 2025 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2025	70,349	$50.63
Granted	60,956	$46.57
Vested	(54,042)	$50.71
Forfeited	(969)	$49.78
RSAs at December 31, 2025	76,294	$47.34

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 13. STOCK-BASED COMPENSATION (Continued)
In 2025, the Company granted performance-based Restricted Stock Units (RSUs) to Officers. Generally, an RSU represents the right to receive a share of the Company’s common stock, cash or a combination of both. The 2025 RSU awards may be earned upon the completion of a 36 months performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs. The performance objectives are based on the Company’s business plan covering the performance period. The two performance objectives for the 2025 to 2027 performance period include 1) achieving targets indicative of stockholder return and 2) achieving targets associated with PFAS investment in water monitoring and treatment as well as water contamination cost recovery. Depending on the results achieved during the 36 months performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target RSUs granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest. The RSUs are recognized as expense ratably over the 36 months performance period using a fair market value of the Company’s common stock at the date of grant and an estimated number of RSUs earned during the performance period. As of December 31, 2025, there was approximately $4.2 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.4 years.
A summary of the status of the outstanding RSUs as of December 31, 2025 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2025	133,666	$52.75
Granted	84,039	$46.57
Performance share award adjustment	4,352	$45.45
Vested	(31,313)	$45.45
Forfeited	(6,079)	$51.68
RSUs at December 31, 2025	184,665	$49.43
The Company recorded compensation costs for the RSAs and RSUs, which are included in administrative and general operating expenses of $4.7 million for 2025 and $3.5 million for 2024.

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS
The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value. A hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance. The three levels in the hierarchy are described in Note 11 of the Notes to Consolidated Financial Statements.
Specific valuation methods include the following:
Cash, accounts receivable, short-term borrowings, and accounts payable carrying amounts approximated the fair value because of the short-term maturity of the instruments.
Long-term debt fair values were estimated using the published quoted market price, if available, or the discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 1.0%.

	December 31, 2025
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,474,238	$—	$1,284,272	$—	$1,284,272

	December 31, 2024
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,176,993	$—	$998,401	$—	$998,401
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
The Company is a party to four separate class-action settlements with the following companies: 3M Company; E.I. Du Pont de Nemours and Company (n/k/a EIDP, Inc.), DuPont de Nemours, Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, DuPont); Tyco Fire Products LP (Tyco); and BASF Corporation. These settlements are designed to resolve certain claims for PFAS contamination of drinking water in active public water systems. The Company plans to use settlement proceeds received, net of fees and expenses, to offset capital expenditures required to comply with PFAS drinking water regulations. In 2025, the Company received the first and second installments of ten unequal

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 15. CONTINGENCIES AND COMMITMENTS (Continued)
settlement payments from 3M Company totaling $34.8 million, net of legal fees and expenses. The remaining installments are expected to be received annually beginning in the second quarter of 2026. In addition, the Company received $6.1 million from DuPont, net of legal fees and expenses. Proceeds from settlements with Tyco, and BASF Corporation are expected to be received beginning in the first half of 2026. The Company intends to allocate the proceeds, net of fees and expenses, on a prorated basis to identified PFAS projects.
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
Commitments
Water Supply Contracts
The Company has long-term commitments to purchase water from water wholesalers. The commitments are noted in the table below.

Water Supply Contracts*
2026	$33,065
2027	43,931
2028	44,060
2029	44,121
2030	44,122
Thereafter	587,660
_______________________________________________________________________________
*    Estimated annual contractual obligations are based on the same payment levels as 2025.
The Company has a long-term contract with Valley Water that requires the Company to purchase minimum annual water quantities. Purchases are priced at the districts then-current wholesale water rate. The Company operates to purchase sufficient water to equal or exceed the minimum quantities under the contract. The total paid to Valley Water was $16.0 million in 2025, $15.2 million in 2024, and $12.6 million in 2023.
The Company also has a water supply contract with Stockton East Water District (SEWD) that requires a fixed monthly payment. Each year, the fixed monthly payment is adjusted for changes to SEWD’s costs. The total paid under the contract was $13.2 million in 2025, $14.3 million in 2024, and $11.5 million in 2023.
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
December 31, 2025, 2024, and 2023
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
The Company pays a capital facilities charge and charges related to treated water that together total $11.8 million annually, which equates to $577.27 dollars per acre foot. Total treated water charge for 2025 was $5.2 million. As treated water is being delivered, the Company will also be obligated for the Company’s portion of the operating costs; that portion is currently estimated to be $34.35 dollars per acre foot. The actual amount will vary due to variations from estimates, inflation, and other changes in the cost structure. Our overall estimated cost of $577.27 dollars per acre foot is less than the estimated cost of procuring untreated water (assuming water rights could be obtained) and then providing treatment.
On August 16, 2022, BVRT, a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). The Company has provided a limited guarantee to GBRA for the agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of December 31, 2025, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the Consolidated Balance Sheets. The Company currently expects this committed cash to be transferred to GBRA in the second half of 2026.
In November of 2025, Texas Water entered into an agreement with BVRT to purchase the remaining membership interests of BVRT for a total purchase price of $45.0 million. The acquisition is subject to satisfaction of customary closing conditions in addition to Public Utilities Commission of Texas and the Company’s Board of Director’s approval.
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
December 31, 2025, 2024, and 2023
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
Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2025	As of December 31, 2024
Operating leases
Other assets: Other	$12,223	$13,301

Other accrued liabilities	$1,213	$1,218
Other long-term liabilities	11,254	12,285
Total operating lease liabilities	$12,467	$13,503

Finance leases
Depreciable plant and equipment	$18,760	$18,761
Accumulated depreciation and amortization	(16,658)	(16,102)
Net utility plant	$2,102	$2,659

Current maturities of long-term debt, net	$1,913	$2,099
Long-term debt, net	—	688
Total finance lease liabilities	$1,913	$2,787

Weighted average remaining lease term
Operating leases	96 months	100 months
Finance leases	11 months	17 months

Weighted average discount rate
Operating leases	3.9%	3.8%
Finance leases	3.7%	5.6%

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 15. CONTINGENCIES AND COMMITMENTS (Continued)
The components of lease expense were as follows:

	2025	2024
Operating lease cost	$2,647	$2,540

Finance lease cost:
Amortization of right-of-use assets	$1,782	$1,788
Interest on lease liabilities	134	181
Total finance lease cost	$1,916	$1,969

Short-term lease cost	$1,594	$1,216
Variable lease cost	692	553
Total lease cost	$6,849	$6,278
Supplemental cash flow information related to leases was as follows:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,624	$2,553
Operating cash flows from finance leases	$134	$181
Financing cash flows from finance leases	$940	$1,120
Non-cash activities: right-of-use assets obtained in exchange for lease obligations:
Operating leases	$886	$1,881
Finance leases	$—	$—
Maturities of lease liabilities as of December 31, 2025 are as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2026	$2,399	$1,930
2027	2,169	—
2028	1,743	—
2029	1,671	—
2030	1,538	—
Thereafter	4,456	—
Total lease payments	13,976	1,930
Less imputed interest	(1,509)	(17)
Total	$12,467	$1,913

CALIFORNIA WATER SERVICE GROUP
Notes to Consolidated Financial Statements (Continued)
December 31, 2025, 2024, and 2023
Dollar amounts in thousands unless otherwise stated
NOTE 16. SEGMENT INFORMATION
The Company principally provides water and wastewater services in California, Washington, New Mexico, Hawaii, and Texas. The Company’s operating segments were aggregated into one reportable segment as the operating segments provide similar services and operate in similar regulatory environments. The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker (CODM) to analyze financial performance, make decisions, and allocate resources.
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
No single customer comprised 10% or more of the Company’s consolidated operating revenue from billings in 2025, 2024, or 2023. In addition, the receivables balance attributable to any single customer did not comprise 10% or more of the Company’s total customer accounts receivables as of December 31, 2025 or December 31, 2024.
NOTE 17. SUBSEQUENT EVENT
In February of 2026, the Company entered into an agreement to purchase Nexus Water Group’s Nevada and Oregon water and wastewater systems (the Systems) for approximately $218.0 million, subject to the finalization of closing adjustments. The transaction is expected to close by the end of 2026 and is subject to regulatory approvals and other customary closing conditions. The Company’s Board of Directors has approved the acquisition. The Systems currently serve approximately 36,000 equivalent residential connections and have a combined rate base of approximately $109.0 million.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013)”. Management has concluded that, as of December 31, 2025 our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report, which is included in Item 8 and incorporated herein.
Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item as to directors of the Company and the Company’s Audit Committee is contained in the sections captioned “Board Meetings and Committees,” “Proposal No. 1—Election of Directors,” “Transactions Involving Stock—Insider Trading Policy” and, as applicable, “Delinquent Section 16(a) Reports” of the definitive Proxy Statement for our Annual Meeting of Stockholders to be held on or about May 27, 2026 (the 2026 Proxy Statement), and is incorporated herein by reference.
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
Item 11.    Executive Compensation.
The information required by this Item is contained under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “Report of the Organization and Compensation Committee of the Board of Directors on Executive Compensation,” and “Organization and Compensation Committee Interlocks and Insider Participation” of the 2026 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership of certain beneficial owners and management is contained in the section captioned “Stock Ownership of Management and Certain Beneficial Owners” of the 2026 Proxy Statement and is incorporated herein by reference.
The following table represents securities authorized to be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (2)
Equity compensation plans approved by security holders	184,665	$49.43	2,626,356
Equity compensation plans not approved by security holders	—	—	—
Total	184,665	$49.43	2,626,356
1.Represents restricted stock units, which have no exercise price and are not included in the weighted-average exercise price of outstanding rights.
2.Includes issuable shares from the Company’s Equity Incentive Plan and employee stock purchase plan.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is contained in the sections captioned “Procedures for Approval of Related Persons Transactions,” “Director Independence,” and “Independence Standards” of the 2026 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented in the section captioned “Relationship with the Independent Registered Public Accounting Firm” of the 2026 Proxy Statement and is incorporated herein by reference.
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

EXHIBIT INDEX
Unless filed with this Form 10-K, the documents listed are incorporated by reference to the filings referred to:

Exhibit Number
1.1
Equity Distribution Agreement, dated as of May 14, 2025, between California Water Service Group and Robert W. Baird & Co. Incorporated, BofA Securities, Inc, Morgan Stanley & Co. LLC, Wells Fargo Securities, LLC, Janney Montgomery Scott LLC, RBC Capital Markets, LLC, Blaylock Van, LLC and Samuel A. Ramirez & Company, Inc., et al. (incorporated by reference to the Company’s Form 8-K filed May 15, 2025)

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

4.11
Sixty-Second Supplemental Indenture dated as of June 11, 2019, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 3.40% First Mortgage Bonds due 2029, Series VVV, 4.07% First Mortgage Bonds due 2049, Series WWW, and 4.17% First Mortgage Bonds due 2059, Series YYY (Exhibit 10.1 to the Current Report on Form 8-K filed June 18, 2019)

4.12
Sixty-Third Supplemental Indenture dated as of May 11, 2021, between California Water Service Company and U.S. Bank National Association, as Trustee, covering 2.87% First Mortgage Bonds due 2051, Series ZZZ and 3.02% First Mortgage Bonds due 2061, Series 1 (Exhibit 10.1 to the Current Report on Form 8-K filed May 11, 2021)

Exhibit Number
4.13
Sixty-Fourth Supplemental Indenture dated as of October 22, 2024, between California Water Service Company and U.S. Bank Trust Company, National Association, as trustee, covering 5.22% First Mortgage Bonds due 2054, Series 2 (Exhibit 10.1 to the Current Report on Form 8-K filed October 22, 2024)

4.14
Sixty-Fifth Supplemental Indenture dated as of October 1, 2025, between California Water Service Company and U.S. Bank Trust Company, National Association, as trustee, covering 5.64% First Mortgage Bonds due 2055, Series 3 (Exhibit 10.2 to the Current Report on Form 8-K filed October 3, 2025)

4.15	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.
4.16	Description of securities (Exhibit 4.15 to the Annual Report on Form 10-K filed February 29, 2024)
10.1	Water Supply Contract between Cal Water and County of Butte relating to Cal Water's Oroville District; Water Supply Contract between Cal Water and the Kern County Water Agency relating to Cal Water’s Bakersfield District; Water Supply Contract between Cal Water and Stockton East Water District relating to Cal Water's Stockton District. (Exhibits 5(g), 5(h), 5(i), 5(j), Registration Statement No. 2-53678, which exhibits are incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1974)
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

Exhibit Number
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
10.25
Form of Restricted Stock Award Agreement under the California Water Service Group Equity Incentive Plan with Assignment Separate From Certificate and Joint Escrow Instructions. (Exhibit 10.38 to the Annual Report on Form 10-K for the year ended December 31, 2005)

10.26
Form of Indemnification Agreement to be entered between California Water Service Group and its directors and officers. (Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2006)

10.27
Note Purchase Agreement, dated as of October 1, 2025, by and among California Water Service Group and the several Purchasers named therein. (Exhibit 10.1 to the Current Report on Form 8-K filed October 3, 2025)

19	California Water Service Group Insider Trading Policy (Exhibit 19 to the Annual Report on Form 10-K filed February 27, 2025)
21.0	Subsidiaries of the Registrant
22.1	List of Subsidiary Issuers and Guarantors
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.0	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive Compensation Clawback Policy (Exhibit 97 to the Annual Report on Form 10-K filed February 29, 2024)
101
The following materials from this Annual Report on Form 10-K formatted in iXBRL (Inline extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) the Notes to the Consolidated Financial Statements.

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

CALIFORNIA WATER SERVICE GROUP
	By	/s/ MARTIN A. KROPELNICKI
Date: February 26, 2026		MARTIN A. KROPELNICKI, Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The members of the Board of Directors who have signed below constitute a majority of the Board of Directors.

/s/ MARTIN A. KROPELNICKI	President and Chief Executive Officer; Principal Executive Officer; Chairman, Board of Directors	Date: February 26, 2026
MARTIN A. KROPELNICKI

/s/ GREGORY E. ALIFF	Member, Board of Directors	Date: February 26, 2026
GREGORY E. ALIFF

/s/ SHELLY M. ESQUE	Member, Board of Directors	Date: February 26, 2026
SHELLY M. ESQUE

/s/ JEFFREY KIGHTLINGER	Member, Board of Directors	Date: February 26, 2026
JEFFREY KIGHTLINGER

/s/ THOMAS M. KRUMMEL	Member, Board of Directors	Date: February 26, 2026
THOMAS M. KRUMMEL, M.D.

/s/ YVONNE A. MALDONADO	Member, Board of Directors	Date: February 26, 2026
YVONNE A. MALDONADO, M.D.

/s/ SCOTT L. MORRIS	Member, Board of Directors	Date: February 26, 2026
SCOTT L. MORRIS

/s/ CHARLES R. PATTON	Member, Board of Directors	Date: February 26, 2026
CHARLES R. PATTON

/s/ CAROL M. POTTENGER	Member, Board of Directors	Date: February 26, 2026
CAROL M. POTTENGER

/s/ LESTER A. SNOW	Member, Board of Directors	Date: February 26, 2026
LESTER A. SNOW

/s/ PATRICIA K. WAGNER	Member, Board of Directors	Date: February 26, 2026
PATRICIA K. WAGNER

/s/ JAMES P. LYNCH	Senior Vice President, Chief Financial Officer, Principal Financial Officer, and Treasurer	Date: February 26, 2026
JAMES P. LYNCH

/s/ THOMAS A. SCANLON	Vice President, Corporate Controller, Chief Accounting Officer, and Principal Accounting Officer	Date: February 26, 2026
THOMAS A. SCANLON