Form 10-Q
period 2026-03-31
CALIFORNIA WATER SERVICE GROUP
filed 2026-04-30
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 20, 2026, there were 59,853,262 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	March 31, 2026	December 31, 2025
ASSETS
Utility plant:
Utility plant	$6,012,052	$5,909,242
Less accumulated depreciation and amortization	(1,346,695)	(1,329,652)
Net utility plant	4,665,357	4,579,590
Current assets:
Cash and cash equivalents	58,102	51,820
Restricted cash	45,642	45,553
Receivables:
Customers, net	52,580	56,322
Short-term regulatory accounts	78,336	72,511
Other, net	47,464	49,004
Accrued and unbilled revenue, net	39,879	39,674
Materials and supplies	19,637	19,784
Taxes, prepaid expenses, and other assets	33,521	19,760
Total current assets	375,161	354,428
Other assets:
Regulatory assets	341,684	339,865
Goodwill	37,063	37,063
Other	360,484	360,219
Total other assets	739,231	737,147
TOTAL ASSETS	$5,779,749	$5,671,165

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	March 31, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 59,853 and 59,638 outstanding on March 31, 2026 and December 31, 2025, respectively	$599	$596
Additional paid-in capital	980,113	973,454
Retained earnings	713,333	729,276
Accumulated other comprehensive loss	(13,537)	(13,922)
Noncontrolling interest	2,604	2,571
Total equity	1,683,112	1,691,975
Long-term debt, net	1,472,034	1,471,968
Total capitalization	3,155,146	3,163,943
Current liabilities:
Current maturities of long-term debt, net	821	2,270
Short-term borrowings	230,000	130,000
Accounts payable	164,802	175,729
Short-term regulatory accounts	51,594	25,458
Accrued other taxes	7,460	6,048
Accrued interest	23,471	12,976
Other accrued liabilities	66,809	65,683
Total current liabilities	544,957	418,164
Deferred income taxes	452,591	450,946
Regulatory liabilities	915,692	929,814
Pension	94,733	94,226
Advances for construction	212,175	210,638
Contributions in aid of construction	297,719	297,016
Other long-term liabilities	106,736	106,418
Commitments and contingencies (Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$5,779,749	$5,671,165

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating revenue	$214,573	$203,973
Operating expenses:
Operations:
Water production costs	71,329	62,991
Administrative and general	33,686	34,174
Other operations	31,233	28,836
Maintenance	8,366	7,668
Depreciation and amortization	39,964	35,956
Income tax expense	74	1,035
Property and other taxes	11,757	10,968
Total operating expenses	196,409	181,628
Net operating income	18,164	22,345
Other income and expenses:
Non-regulated revenue	5,221	5,081
Non-regulated expenses	(5,457)	(3,466)
Other components of net periodic benefit credit	3,972	4,800
Allowance for equity funds used during construction	2,079	1,797
Income tax expense on other income and expenses	(1,391)	(1,703)
Net other income	4,424	6,509
Interest expense:
Interest expense	19,619	16,509
Allowance for borrowed funds used during construction	(1,068)	(857)
Net interest expense	18,551	15,652
Net income	4,037	13,202
Net loss attributable to noncontrolling interest	—	(129)
Net income attributable to California Water Service Group	$4,037	$13,331
Earnings per share:
Basic	$0.07	$0.22
Diluted	$0.07	$0.22
Weighted average shares outstanding:
Basic	59,699	59,511
Diluted	59,771	59,566

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$4,037	$13,202
Other comprehensive income:
Amortization of defined benefit pension plans, net of tax of $150 and $60, respectively	385	154
Other comprehensive income, net of tax	385	154
Comprehensive income	4,422	13,356
Comprehensive loss attributable to noncontrolling interest	—	(129)
Comprehensive income attributable to California Water Service Group	$4,422	$13,485

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$4,037	$13,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,290	36,494
Change in value of life insurance contracts	315	(356)
Allowance for equity funds used during construction	(2,079)	(1,797)
Changes in operating assets and liabilities:
Receivables and accrued and unbilled revenue	(10,006)	(2,537)
Accounts payable	(148)	(21,044)
Other current assets	(6,664)	(4,788)
Other current liabilities	12,626	14,262
Other changes in noncurrent assets and liabilities	11,016	4,985
Net cash provided by operating activities	49,387	38,421
Investing activities:
Utility plant expenditures	(129,457)	(110,103)
Other	1	207
Net cash used in investing activities	(129,456)	(109,896)
Financing activities:
Short-term borrowings	160,000	170,000
Repayment of short-term borrowings	(60,000)	(90,000)
Repayment of long-term debt	(230)	(214)
Advances and contributions in aid of construction	10,144	9,497
Refunds of advances for construction	(2,600)	(2,317)
Repurchase of common stock	(823)	(1,109)
Issuance of common stock	6,880	743
Dividends paid	(19,980)	(20,226)
Payment for purchase of noncontrolling interest	(6,951)	—
Distribution to noncontrolling interest	—	(451)
Net cash provided by financing activities	86,440	65,923
Change in cash, cash equivalents, and restricted cash	6,371	(5,552)
Cash, cash equivalents, and restricted cash at beginning of period	97,373	95,687
Cash, cash equivalents, and restricted cash at end of period	$103,744	$90,135
Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$7,515	$4,103
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	$58,664	$48,093
Utility plant contributed by developers	$7,219	$3,706

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2026
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
 Basis of Presentation
The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. Interim financial information includes the Company’s accounts and those of its wholly owned subsidiaries. BVRT, a 96.5% owned subsidiary of Texas Water, is consolidated using the voting interest model as the Company owns a majority of the voting interests. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026.
The preparation of the Company’s unaudited condensed consolidated interim financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. These include, but are not limited to, estimates and assumptions used in determining the Company’s regulatory asset and liability balances based upon probability assessments of regulatory recovery, utility plant useful lives, revenues earned but not yet billed, asset retirement obligations, allowance for credit losses, pension and other employee benefit plan assets and liabilities, and income tax-related assets and liabilities. Actual results could differ from these estimates.
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
Noncontrolling Interest
Noncontrolling interest in the Company’s unaudited condensed consolidated interim financial statements represents the 3.5% interest not owned by Texas Water in BVRT. Texas Water obtained control over BVRT on May 1, 2021. Since the Company controls BVRT, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 3.5% share of BVRT’s net assets and results of operations is deducted and reported as noncontrolling interest in total equity on the unaudited Condensed Consolidated Balance Sheets, as net loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Operations, and as comprehensive loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Comprehensive Income. The Company reports noncontrolling interest in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income and comprehensive income attributable to California Water Service Group excludes the loss attributable to the noncontrolling interest.

Note 2. Summary of Significant Accounting Policies
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenue from contracts with customers	$197,334	$182,701
Regulatory balancing account revenue	17,239	21,272
Total operating revenue	$214,573	$203,973
Revenue from contracts with customers
The Company principally generates operating revenue from contracts with customers by providing regulated water and wastewater services at tariffed rates authorized by the Commissions in the states in which it operates, and non-regulated water and wastewater services at rates authorized by contracts with government agencies and other third parties. Revenue from contracts with customers reflects amounts billed for the volume of consumption at authorized per unit rates, for service charges, and for other authorized charges.
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Residential	$108,891	$105,433
Business	41,920	40,548
Multiple residential	20,600	19,203
Industrial	5,951	6,405
Public authorities	9,429	9,245
Other (a)	10,543	1,867
Total revenue from contracts with customers	$197,334	$182,701
(a) Other includes changes to accrued and unbilled revenue.

Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC). For certain revenue mechanisms, the Company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. These mechanisms include the Monterey-Style Water Revenue Adjustment Mechanism (MWRAM), which tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The MWRAM fluctuates with the seasonality of the water business. During the warm, dry summer months when water use is typically highest, the MWRAM will reflect an overcollection of revenue compared to an undercollection in the cool, wet winter months when less water is typically used.
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
Non-Regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Contract operating and maintenance revenue	$3,385	$3,267
Other non-regulated revenue	1,250	1,248
Non-regulated revenue from contracts with customers	4,635	4,515
Lease revenue	586	566
Total non-regulated revenue	$5,221	$5,081

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
The Company has elected to apply a practical expedient which allows the Company to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of its receivables in developing reasonable and supportable forecasts as part of estimating expected credit losses.
The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2026 and twelve months ended December 31, 2025:

	March 31, 2026	December 31, 2025
Beginning balance	$3,322	$4,128
Provision for credit loss expense	773	3,910
Write-offs	(1,264)	(5,281)
Recoveries	128	565
Total ending allowance balance	$2,959	$3,322
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the unaudited Condensed Consolidated Balance Sheets that total to the amounts shown on the unaudited Condensed Consolidated Statements of Cash Flows (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements on restricted cash):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$58,102	$51,820
Restricted cash	45,642	45,553
Total cash, cash equivalents, and restricted cash	$103,744	$97,373
Earnings per Share
Basic earnings per share of common stock is computed by dividing the net income attributable to California Water Service Group by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from shares potentially issuable in connection with Restricted Stock Unit (RSU) awards under the Company’s equity incentive plan. Restricted Stock Awards (RSAs) are included in the common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock.
Recently Adopted Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for the Company’s annual periods beginning January 1, 2028. Early adoption is permitted and the guidance can be applied on a prospective basis, a modified basis for in-process projects, or on a retrospective basis. The Company early adopted ASU 2025-06 prospectively beginning January 1, 2026. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated interim financial statements or disclosures.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for the Company’s annual periods beginning January 1, 2029. The Company is evaluating the impact the new standard will have on its consolidated financial statements and disclosures upon adoption.
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
In March of 2026, the Company granted RSAs to Officers and members of the Board of Directors (Directors). The RSAs are valued based on the fair market value of the Company’s common stock at the date of grant. The 2026 RSAs granted to Officers vest over 36 months with the first 12 months cliff vesting and the remaining RSAs vesting quarterly thereafter. RSAs granted to the Directors in 2026 vest at the end of 12 months. The 2026 RSAs are recognized as expense evenly over 36 months for the shares granted to Officers and 12 months for the shares granted to the Directors. As of March 31, 2026, there was approximately $4.4 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.9 years.
A summary of the status of the outstanding RSAs as of March 31, 2026 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2026	76,294	$47.34
Granted	62,875	46.95
Vested	(42,630)	47.18
RSAs at March 31, 2026	96,539	$47.15
In March of 2026, the Company granted both market-based and performance-based RSUs to Officers. The 2026 RSU awards may be earned upon the completion of a 36-month performance period. Whether RSUs are earned at the end of the performance period will be determined based on the achievement of certain performance objectives set by the Organization and Compensation Committee of the Board of Directors in connection with the issuance of the RSUs.
The 2026 performance objectives are based on the Company’s business plan covering the performance period from 2026 through 2028. The performance objectives include the achievement of a three-year average return on equity target for the performance-based RSUs and the achievement of relative total stockholder return targets for the market-based RSUs. Depending on the results achieved during the 36-month performance period, the actual number of shares that a grant recipient receives at the end of the performance period may range from 0% to 200% of the target RSUs granted, provided that the grantee is continuously employed by the Company through the vesting date. If prior to the vesting date employment is terminated by reason of death, disability or normal retirement, then a pro rata portion of this award will vest.

The Company utilizes the Monte Carlo valuation model, which requires the use of subjective assumptions, to compute the fair value of market-based RSUs at the date of grant and recognizes expense ratably over the 34-month requisite service period. The fair value of performance-based RSUs is calculated based on the fair value of the Company’s common stock at the date of grant and the Company recognizes expense ratably over the 34-month requisite service period based on the expected attainment of the performance target. Changes in the estimates of the expected attainment of the performance target will result in a change in the number of shares that are expected to vest, which may cause a cumulative adjustment for the amount of expense during each reporting period in which such estimates are altered. As of March 31, 2026, there was approximately $6.9 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 2.0 years.
A summary of the status of the outstanding RSUs as of March 31, 2026 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2026	184,665	$49.43
Granted	86,281	46.95
Performance criteria adjustment	(20,384)	55.48
Vested	(17,384)	55.48
RSUs at March 31, 2026	233,178	$47.53
The Company recorded compensation costs for the RSAs and RSUs, which are included in administrative and general operating expenses, of $0.6 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.
Note 4. Equity
On May 14, 2025, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million (2025 Equity Agreement) from time to time, depending on market conditions, through an at-the-market equity program over the succeeding three years. Pursuant to the terms of the 2025 Equity Agreement, the Company may enter into forward sale agreements with forward counterparties. The Company intends to use the net proceeds from equity sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. During the three months ended March 31, 2026, the Company sold 134,200 shares of common stock through its at-the-market equity program and raised proceeds of $6.1 million, net of $0.1 million in commissions paid. During the three months ended March 31, 2025, the Company did not utilize the at-the-market equity program.
The Company’s changes in total equity for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2026	59,638	$596	$973,454	$729,276	$(13,922)	$2,571	$1,691,975
Net income	—	—	—	4,037	—	—	4,037
Issuance of common stock	233	3	7,515	—	—	—	7,518
Repurchase of common stock	(18)	—	(823)	—	—	—	(823)
Dividends paid on common stock ($0.335 per share)	—	—	—	(19,980)	—	—	(19,980)
Other comprehensive income, net of tax (a)	—	—	—	—	385	—	385
Investment in business with noncontrolling interest	—	—	(33)	—	—	33	—
Balance at March 31, 2026	59,853	$599	$980,113	$713,333	$(13,537)	$2,604	$1,683,112

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2025	59,484	$595	$966,975	$674,918	$(7,217)	$3,015	$1,638,286
Net income (loss)	—	—	—	13,331	—	(129)	13,202
Issuance of common stock	110	1	2,133	—	—	—	2,134
Repurchase of common stock	(24)	—	(1,109)	—	—	—	(1,109)
Dividends paid on common stock ($0.34 per share)	—	—	—	(20,226)	—	—	(20,226)
Other comprehensive income, net of tax (a)	—	—	—	—	154	—	154
Investment in business with noncontrolling interest	—	—	(310)	—	—	310	—
Distribution to noncontrolling interest	—	—	—	—	—	(452)	(452)
Balance at March 31, 2025	59,570	$596	$967,689	$668,023	$(7,063)	$2,744	$1,631,989

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
Cash contributions made by the Company to the pension plans were $1.2 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively. No cash contributions were made by the Company to the other postretirement benefit plans for the three months ended March 31, 2026 and 2025. The Company estimates in 2026 that the annual contribution to the pension plans will be $2.7 million and no annual contribution will be made to the other postretirement plans.
The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified SERP. The data listed under “other benefits” is for all other postretirement benefit plans.

	Pension Plan		Other Benefits
	Three Months Ended March 31,
	2026	2025	2026	2025
Service cost	$5,782	$5,207	$1,330	$1,408
Interest cost	10,232	9,553	1,642	1,773
Expected return on plan assets	(14,276)	(12,793)	(3,679)	(3,197)
Amortization of prior service cost	131	131	39	39
Recognized net actuarial loss (gain)	606	194	(963)	(522)
Net periodic benefit cost (credit)	$2,475	$2,292	$(1,631)	$(499)

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
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of March 31, 2026, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.
Outstanding borrowings on the Company facility as of March 31, 2026 were $20.0 million. There were no outstanding borrowings on the Company facility as of December 31, 2025. Outstanding borrowings on the Cal Water facility as of March 31, 2026 and December 31, 2025 were $210.0 million and $130.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water facilities during the three months ended March 31, 2026 was 4.73% compared to 5.27% for the same period last year.
Note 7. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the table below:

	Three Months Ended March 31,
	2026	2025
Income taxes	$74	$1,035
Income taxes on other income and expenses	1,391	1,703
Income tax expense	$1,465	$2,738
Income tax expense decreased $1.3 million for the three months ended March 31, 2026 as compared to the same period in 2025. The decrease in income tax expense for the three months ended March 31, 2026 is primarily due to the decrease in pre-tax operating income and partially offset by the increase in the effective tax rate.
The Company’s effective tax rate was 23.1% and 17.2% before discrete items as of March 31, 2026 and March 31, 2025, respectively. The increase in the effective tax rate was primarily due to the decrease in Tax Cuts and Jobs Act (TCJA) refunds of excess deferred federal income taxes.
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this new law temporarily disallows the use of state net operating losses for years beginning in 2024 through 2026.
The Company had unrecognized tax benefits of approximately $20.3 million and $19.6 million as of March 31, 2026 and 2025, respectively. Included in the balance of unrecognized tax benefits as of March 31, 2026 and 2025, is $4.6 million and $5.6 million, respectively, of tax benefits that, if recognized, would result in an increase to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 8. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of March 31, 2026 and December 31, 2025:

	Recovery Period	March 31, 2026	December 31, 2025
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	$199,465	$199,465
Asset retirement obligations, net	Indefinite	30,822	30,073
Other accrued benefits	Indefinite	28,759	26,263
MWRAM long-term regulatory asset	1 - 2 years	24,283	12,876
Interim Rates Memorandum Account (IRMA) long-term accounts receivable	Various	19,934	22,077
Tank coating	Various	18,814	19,495
Incremental Cost Balancing Accounts (ICBA)	1 year	4,350	4,722
Net WRAM and Modified Cost Balancing Account (MCBA) long-term accounts receivable	Various	3,965	4,078
Recoverable property losses	Various	1,911	2,051
General District Balancing Account receivable	Various	1,720	9,844
Customer Assistance Program and Rate Support Fund accounts receivable	1 year	1,683	2,651
Other regulatory assets	Various	5,978	6,270
Total Regulatory Assets		$341,684	$339,865
Regulatory Liabilities
Cost of removal		$533,773	$523,813
Pension and retiree group health		218,412	219,133
Future tax benefits due to customers		103,085	103,662
Other components of net periodic benefit cost		26,141	24,248
PFAS settlement proceeds		19,867	25,193
Pension Cost Balancing Account (PCBA)		4,379	17,837
Net WRAM and MCBA long-term payable		3,130	3,117
ICBA		3,018	2,144
Conservation Expense Balancing Account		1,277	5,202
Health Cost Balancing Account		1,019	4,149
Other regulatory liabilities		1,591	1,316
Total Regulatory Liabilities		$915,692	$929,814
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $78.3 million as of March 31, 2026 and $72.5 million as of December 31, 2025. The short-term regulatory assets as of March 31, 2026 and December 31, 2025 primarily consisted of IRMA, MWRAM, and ICBA receivables. The short-term regulatory assets are included in current assets under short-term regulatory accounts on the unaudited Condensed Consolidated Balance Sheets.
The short-term portion of regulatory liabilities was $51.6 million as of March 31, 2026 and $25.5 million as of December 31, 2025. The short-term regulatory liabilities as of March 31, 2026 consisted of PFAS settlement proceeds (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements), PCBA regulatory liabilities, and ICBA regulatory liabilities. As of December 31, 2025, the short-term regulatory liabilities primarily consisted of TCJA regulatory liabilities, ICBA regulatory liabilities, and PFAS settlement proceeds. The short-term regulatory liabilities are included in current liabilities under short-term regulatory accounts on the unaudited Condensed Consolidated Balance Sheets.

Note 9. Commitments and Contingencies
Commitments
The Company has long-term commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Water Supply Contracts
On August 16, 2022, BVRT, a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). The Company has provided a limited guarantee to GBRA for the agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of March 31, 2026, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the unaudited Condensed Consolidated Balance Sheets. The Company currently expects this committed cash to be transferred to GBRA in the second half of 2026.
Acquisitions
In November of 2025, Texas Water entered into an agreement with BVRT to purchase the remaining membership interests of BVRT for a total purchase price of $45.0 million. As required by the membership interest purchase agreement, the Company made an initial payment of $7.0 million in the first quarter of 2026. An additional payment of $3.8 million is due in the third quarter of 2026, with the remainder due upon closing of the acquisition. Acquisition of the remaining membership interests is subject to satisfaction of customary closing conditions in addition to PUCT and the Company’s Board of Director’s approval.
In February of 2026, the Company entered into an agreement to purchase Nexus Water Group’s Nevada and Oregon water and wastewater systems for approximately $218.0 million, subject to the finalization of closing adjustments. The Company’s Board of Directors has approved the acquisition, and change of control applications have been submitted to the Oregon Public Utility Commission and Public Utilities Commission of Nevada for review and approval.
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

The Company is a party to four separate class-action settlements with the following companies: 3M Company; E.I. Du Pont de Nemours and Company (n/k/a EIDP, Inc.), DuPont de Nemours, Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, DuPont); Tyco Fire Products LP (Tyco); and BASF Corporation. These settlements are designed to resolve certain claims for PFAS contamination of drinking water in active public water systems. The Company plans to use settlement proceeds received, net of fees and expenses, to offset capital expenditures required to comply with PFAS drinking water regulations. In 2025, the Company received settlement payments, net of legal fees and expenses, from 3M Company and DuPont totaling $34.8 million and $6.1 million, respectively. The Company expects to receive the remaining settlement payments from 3M Company in annual installments during 2026 to 2033. In April of 2026, settlement proceeds from Tyco and BASF Corporation were received, net of legal fees and expenses, totaling $6.5 million and $2.7 million, respectively. The proceeds will be allocated on a prorated basis to identified PFAS projects.
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

	March 31, 2026
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,472,855	$—	$1,285,855	$—	$1,285,855

	December 31, 2025
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,474,238	$—	$1,284,272	$—	$1,284,272
Note 11. Accumulated Other Comprehensive Loss
The table below presents changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$(13,922)	$(7,217)
Amounts reclassified from AOCL	385	154
Ending balance	$(13,537)	$(7,063)

The table below presents amounts reclassified out of AOCL by component and the unaudited Condensed Consolidated Statements of Operations location of those amounts reclassified during the three months ended March 31, 2026 and 2025, respectively.

	Amount Reclassified from AOCL
	Three Months Ended March 31,
	2026	2025
Amortization of defined benefit pension items (a)
Prior service cost	$(20)	$(20)
Net actuarial loss	555	234
Total before tax	535	214
Tax benefit (b)	(150)	(60)
Total reclassification for the period, net of tax	$385	$154
(a) Amortization of these items is included in other components of net periodic benefit cost in other income and expenses on the unaudited Condensed Consolidated Statements of Operations.
(b) The tax benefit is included within income tax expense on the unaudited Condensed Consolidated Statements of Operations.
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
Note 13. Subsequent Event
On April 29, 2026, the Company received a revised proposed decision (PD) on Cal Water’s general rate case (GRC) filed on July 8, 2024 (2024 CA GRC), which authorizes rate increases that add $90.5 million of revenue in 2026, or an increase of 10.9%. It also authorizes revenue increases of $43.2 million, or 4.7%, in 2027, and $48.9 million, or 5.1%, in 2028. The revised PD remains subject to review and may be modified in the final decision. At this time, the Company believes it is not in a position to reasonably estimate the impact of the 2024 CA GRC until a final decision is received. The CPUC is expected to adopt a final decision at its scheduled meeting on April 30, 2026, or shortly thereafter.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise stated)
FORWARD-LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this quarterly report include, but are not limited to, statements describing our intention, indication or expectation regarding our financial performance, dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, regulatory compliance, decisions, approvals, authorizations, requirements or other actions, including plans and proposals pursuant to and timing and impact of regulatory commissions’ actions related to the California Water Service Company (Cal Water)’s general rate case (GRC) filed on July 8, 2024 (2024 CA GRC) and the GRCs filed by our other subsidiaries, the anticipated closing and timing of acquisition of Nexus Water Group’s (Nexus) Nevada and Oregon utilities, and the remaining membership interests in BVRT Utility Holding Company LLC (BVRT) and expected benefits resulting from such transactions, rate amounts, cost recovery or refunds, expected impact of certain per- and polyfluoroalkyl substances (PFAS) regulations, our expected or estimated revenue, our intentions regarding recovery billing, our expectations regarding regulatory asset and operating revenue recognition, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, our anticipation regarding renewing water supply contracts and estimated water prices, estimates and assumptions relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations or assumptions regarding employee benefit plans and stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings, our expectations, intentions or anticipations regarding our sources of funding, capital structure, including authorized return on equity, cost of debt and rate of return, or capital allocation plans, our intentions regarding growth opportunities or our expectations regarding the amount, timing, and use of settlement proceeds relating to certain PFAS-contamination claims. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results or outcomes may vary materially from what is contained in a forward-looking statement.

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

•the impact of the evolving U.S. political environment and changes effected, proposed or threatened by the U.S. federal government that has led to, in some cases, legal challenges and uncertainty around the funding, functioning and policy priorities of U.S. federal regulatory agencies and the status of current and future regulations; and
•the risks set forth in “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Annual Report on Form 10-K).
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We maintain our accounting records in accordance with accounting principles generally accepted in the United States of America and as directed by the Commissions to which our operations are subject. The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on historic experience and an understanding of current facts and circumstances. Management believes that the following accounting policies are critical because they involve a higher degree of complexity and judgment, and can have a material impact on our results of operations, financial condition, and cash flows of the business. These policies and their key characteristics are discussed in detail in the 2025 Annual Report on Form 10-K. They include:
•regulated utility accounting;
•income taxes; and
•pensions, which include the supplemental executive retirement plan, and the postretirement health care benefit plan.
For the three months ended March 31, 2026, there were no material changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
RESULTS OF OPERATIONS
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the three months ended March 31, 2026 was $4.0 million or $0.07 earnings per diluted common share, compared to net income of $13.3 million or $0.22 earnings per diluted common share for the three months ended March 31, 2025. The $9.3 million decrease in net income was primarily due to an increase in total operating expenses of $14.8 million. The total operating expense increase was primarily due to increases in water production costs of $8.3 million, depreciation and amortization expenses of $4.0 million, and other operations expense of $2.4 million. The increase in expenses was partially offset by an increase in operating revenue of $10.6 million primarily due to rate increases partially offset by a decrease in customer usage. Additionally, net other income decreased by $2.1 million and net interest expense increased $2.9 million.

Operating Revenue
For the three months ended March 31, 2026, operating revenue increased $10.6 million, or 5.2%, to $214.6 million as compared to $204.0 million for the three months ended March 31, 2025.
The sources of the change in operating revenue were:

Three Months Ended March 31,
2026 vs. 2025
Net change due to rate changes, Monterey-Style Water Revenue Adjustment Mechanism (MWRAM), and other (1)	$14,437
Customer usage decrease	(3,110)
Deferral of revenue (2)	(727)
Net operating revenue change	$10,600
1.The net change due to rate changes, MWRAM, and other for the three months ended March 31, 2026 was primarily due to rate increases of $9.2 million and an increase in accrued and unbilled revenue of $4.9 million.
2.Deferred revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which the sales transaction occurred. Deferred revenue for the three months ended March 31, 2026 increased and revenue decreased due to a change in the amount expected to be collected beyond 24 months.
Total Operating Expenses
For the three months ended March 31, 2026, total operating expenses increased $14.8 million, or 8.1%, to $196.4 million, as compared to $181.6 million for the three months ended March 31, 2025. The increase was primarily due to increases in water production costs, other operations expense, and depreciation and amortization expense.
Sources of Supply
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended March 31,
	2026	2025
Well production	53%	51%
Purchased	41%	45%
Surface	3%	1%
Recycled	3%	3%
Total	100%	100%

Water Production Costs
Water production costs increased $8.3 million, or 13.2%, for the three months ended March 31, 2026 as compared to the same period in 2025 primarily due to an increase in wholesale rates.
The components of water production costs are shown in the table below:

	Three Months Ended March 31,
	2026	2025	Change
Purchased water	$53,269	$49,003	$4,266
Purchased power	10,064	8,310	1,754
Pump taxes	7,996	5,678	2,318
Total	$71,329	$62,991	$8,338
Other Operations
Other operations expenses increased $2.4 million for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to a $0.7 million increase in software expenses, a $0.6 million increase in conservation program expenses, a $0.5 million increase in water treatment expenses, a $0.4 million increase related to obsolete inventory, and a $0.4 million increase in labor expense. These increases were partially offset by a $0.6 million decrease in bad debt expense.
Depreciation and Amortization
Depreciation and amortization expense increased $4.0 million for the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily due to utility plant placed in service in 2025.
Other Income and Expenses
Net other income decreased $2.1 million for the three months ended March 31, 2026, as compared to the same period in 2025. The decrease was primarily due to an increase of $1.3 million in acquisition-related expenses and a $0.7 million reduction associated with our non-qualified benefit plan investments.
Net Interest Expense
Net interest expense increased $2.9 million for the three months ended March 31, 2026, as compared to the same period in 2025. The increase was primarily due to higher average outstanding borrowings partially offset by lower interest rates.

REGULATORY MATTERS
California Regulatory Activity
2024 CA GRC Application
On March 13, 2026, the assigned California Public Utilities Commission (CPUC) Administrative Law Judge (ALJ) issued a proposed decision (PD) for the 2024 CA GRC. Both Cal Water and the CPUC’s Public Advocates Office had an opportunity to request changes to several elements in the PD, including correction of 2024 CA GRC technical issues. Cal Water finalized its written comments on April 13, 2026, and oral arguments were completed.
On April 29, 2026, the ALJ issued a revised PD in response to the requested changes, which authorizes rate increases that add $90.5 million of revenue in 2026, or an increase of 10.9%. It also authorizes revenue increases of $43.2 million, or 4.7%, in 2027, and $48.9 million, or 5.1%, in 2028. The revised PD authorizes key revenue stabilization mechanisms, including continuation of the MWRAM, a higher percentage of revenue collected in fixed charges, and a new Sales Reconciliation Mechanism. In addition, it includes provisions that allow for recovery of certain costs through balancing accounts and other regulatory mechanisms designed to mitigate volatility in customer usage and uncertain costs.
The CPUC is expected to adopt a final decision at its scheduled meeting on April 30, 2026, or shortly thereafter. The revised PD remains subject to review and may be modified in the final decision. If the revised PD is approved substantially as issued, the final decision is expected to support Cal Water’s ongoing investments in critical water infrastructure while helping to maintain rate stability for its customers.
We are unable to predict the CPUC’s final decision on the 2024 CA GRC. As a result of the uncertainty regarding the final decision that will ultimately be issued by the CPUC, we are not in a position to reasonably estimate the impact of the final decision on 2026 operating revenue and expenses. The 2024 CA GRC cumulative adjustment plus interest, which is retroactive to January 1, 2026, will be recorded when the final decision is issued by the CPUC.
2024 CA GRC Interim Rates Memorandum Account (IRMA)
In June of 2025, Cal Water filed a motion requesting authority to increase rates by inflation on January 1, 2026 (interim rates) and for the establishment of an IRMA in the event the CPUC did not issue a final decision for the 2024 CA GRC in time for new rates to be implemented on January 1, 2026. In October of 2025, the ALJ granted Cal Water’s motion for interim rates and the establishment of the IRMA. In November of 2025, Cal Water filed an advice letter implementing a three percent increase in interim rates and the IRMA as of January 1, 2026. The IRMA tracks the difference between interim rates and the rates that will ultimately be approved pursuant to the CPUC’s final decision on the 2024 CA GRC.
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
In March of 2026, Cal Water submitted an $8.9 million rate base offset advice letter to recover $1.5 million of annual revenue increases for 2 of its regulated districts. The new rates are expected to be implemented on July 1, 2026.
Expense Offset Requests
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In November of 2025, Cal Water submitted an advice letter to request expense offsets for increases in purchased water, pump tax, and purchased power costs in 18 of its regulated districts totaling $15.7 million. The new rates were implemented on January 1, 2026.
Regulatory Activity - Other States
Washington Water Service Company (Washington Water) – 2025 East Pierce and Legacy Water Systems General Rate Case
On September 25, 2025, Washington Water filed a tariff update with the Washington Utilities and Transportation Commission for the East Pierce and Legacy water systems to increase revenues by $4.9 million. The general rate increase, which includes recovery of expenses, capital expenditures and PFAS-related expenses incurred in 2023 and 2024, is expected to be implemented in the second half of 2026.

Hawaii Water Service Company (Hawaii Water) – 2025 Kapalua General Rate Case and 2026 Request for Water Production Regulatory Asset
In November of 2025, Hawaii Water filed a rate case with the State of Hawaii Public Utilities Commission (HPUC) to increase revenue in its Kapalua water and wastewater systems by $2.2 million. The request seeks to recover increases in purchased water costs, higher operating expenses, and the cost of completed capital investments. The new rates, if approved, are expected to be effective in the fourth quarter of 2026.
In March of 2026, Hawaii Water filed a petition with the HPUC to establish a regulatory account in the Kapalua system to capture the cost of purchasing water from a third party that is above or below the revenues recovered for the purchases. Disposition of the costs captured in the regulatory account will be sought in a future application. A ruling on this proposal is expected in the fourth quarter of 2026.
Texas Water Service Company
In June of 2024, BVRT filed a general rate case for 5 utilities with the Public Utility Commission of Texas (PUCT). Consumer advocates reviewed and filed their reports in April and May of 2025, and BVRT filed a rebuttal in June of 2025. A comprehensive settlement was reached and the initial phase of the new rates was implemented on July 25, 2025. The final PUCT approval of the settlement agreement is pending.
In December of 2023, Camino Real Utility filed a new water Certificate of Convenience and Necessity (CCN) application with the PUCT to establish a water service area that initially covers 229.1 acres in Caldwell County. On December 30, 2025, a Notice of Approval was received from the PUCT establishing the CCN and initial water tariff rates.
On March 6, 2026, a change of control application was filed with the PUCT to acquire the remaining membership interests of BVRT. The ALJ granted PUCT staff an extension to review until May 6, 2026.
Nexus in Oregon and Nevada
On April 2, 2026, we filed a change of control application for the purchase of 100% of the equity interest in Nexus’s water systems in Oregon with the Oregon Public Utility Commission (OPUC). Regulatory approval is a required closing condition for the acquisition.
On April 10, 2026, we filed a change of control application for the purchase of 100% of the equity interest in Nexus’s water and wastewater systems in Nevada with the Public Utilities Commission of Nevada (PUCN). Regulatory approval is a required closing condition for the acquisition.
LIQUIDITY
Cash Flow from Operating Activities
During the three months ended March 31, 2026, we generated cash flow from operations of $49.4 million compared to $38.4 million for the same period in 2025. The increase in the first three months of 2026 as compared to the same period in 2025 was primarily due to an increase in cash collections in the first three months of 2026 as compared to 2025 due to an increase in customer rates. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the three months ended March 31, 2026, we made cash contributions of $1.2 million to our employee pension plan and did not make any cash contribution to our other postretirement benefit plans. During the three months ended March 31, 2025, we made cash contributions of $2.3 million to our employee pension plan and did not make any cash contribution to our other postretirement benefit plans. The 2026 estimated cash contribution to the employee pension plan is expected to be approximately $2.7 million and no cash contributions are expected to be made for the other postretirement benefits plans.
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

Cash Flow from Investing Activities
During the three months ended March 31, 2026 and 2025, we used $129.5 million and $110.1 million, respectively, of cash for Company-funded and developer-funded utility capital expenditures. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2026, our utility capital expenditures are estimated to be between $580.0 million and $640.0 million based on the 2024 CA GRC and normal capital needs in the other subsidiaries.
Cash Flow from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $86.4 million compared to $65.9 million for the same period in 2025. For the three months ended March 31, 2026 and 2025, we paid dividends of $20.0 million and $20.2 million, respectively. For the three months ended March 31, 2026, we issued $6.1 million of Company common stock through our at-the-market equity program and $0.8 million of Company common stock through our employee stock purchase plan. For the three months ended March 31, 2025, we issued $0.7 million through our employee stock purchase plan. We also made a $7.0 million payment to BVRT as required by the membership interest purchase agreement (see Acquisitions below) in the first quarter of 2026.
For the three months ended March 31, 2026 and 2025, we borrowed $160.0 million and $170.0 million, respectively, on our unsecured revolving credit facilities. We made repayments on our unsecured revolving credit facilities of $60.0 million and $90.0 million during the three months ended March 31, 2026 and 2025, respectively.
The combined total net IRMA, MWRAM, Water Revenue Adjustment Mechanism and Modified Cost Balancing Account receivable balance was $104.5 million and $121.7 million as of March 31, 2026 and 2025, respectively. The receivable balances were primarily financed by Cal Water using short-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short-term financing rates.
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
As of March 31, 2026 and December 31, 2025, short-term borrowings of $230.0 million and $130.0 million, respectively, were outstanding on the Company and Cal Water facilities.
Given our ability to access the Company and Cal Water credit facilities on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ debt portion of the Company’s consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more to one (each as defined in the respective credit agreements). As of March 31, 2026, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
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

Summarized Financial Information for Guarantors and the Issuer of Guaranteed Securities
On April 17, 2009, Cal Water (Issuer) issued $100.0 million aggregate principal amount of 5.5% first mortgage bonds due 2040 (the Bonds), all of which are fully and unconditionally guaranteed by the Company (Guarantor). Certain subsidiaries of the Company do not guarantee the security and are referred to as Non-guarantors. The Guarantor fully, absolutely, irrevocably and unconditionally guarantees the due and punctual payment when due, whether at stated maturity, by acceleration, by notice of prepayment or otherwise, of the principal of, premium, if any, and interest on the Bonds. The Bonds rank equally among Cal Water’s other first mortgage bonds.
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

Summarized Statement of Operations
(in thousands)	Three Months Ended March 31, 2026		Twelve Months Ended December 31, 2025
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$192,812	$—	$912,596	$—
Gross profit	$125,752	$—	$609,333	$—
Income from operations	$19,402	$600	$169,549	$1,479
Equity in earnings of guarantor	$—	$3,412	$—	$121,748
Net income	$6,627	$4,037	$128,048	$127,848

Summarized Balance Sheet Information
(in thousands)	As of March 31, 2026		As of December 31, 2025
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$272,636	$13,534	$260,566	$13,713
Intercompany receivable from guarantor & non-issuer subsidiaries	7,947	72,959	7,055	69,246
Other assets	691,395	1,465,018	689,390	1,478,043
Long-term intercompany receivable from non-issuer subsidiaries	—	146,192	—	135,016
Net utility plant	4,260,995	—	4,187,250	—
Total assets	$5,232,973	$1,697,703	$5,144,261	$1,696,018

Current liabilities	$494,108	$21,961	$383,953	$3,882
Intercompany payable to guarantor & non-issuer subsidiaries	458	2,398	—	2,498
Long-term debt	1,302,842	169,104	1,302,788	169,092
Other liabilities	1,978,778	3,284	1,988,083	3,284
Total liabilities	$3,776,186	$196,747	$3,674,824	$178,756
Dividends
During the three months ended March 31, 2026, our quarterly common stock dividend payment was $0.335 per share compared to $0.34 per share, which includes a one-time special dividend of $0.04 per share, for the three months ended March 31, 2025. For the full year 2025, the payout ratio was 57.6% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of approximately 60% of net income.
At the April 29, 2026 meeting, the Company’s Board of Directors declared the second quarter dividend of $0.335 per share payable on May 22, 2026, to stockholders of record on May 11, 2026. This was our 325th consecutive quarterly dividend.

2026 Financing Plan
We intend to fund our utility plant investment financing requirements in future periods through a relatively balanced approach between long-term debt and equity.
We utilize the Company and Cal Water facilities for our short-term financing needs. As of March 31, 2026, the availability on the Company and Cal Water credit facilities was $180.0 million and $190.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $28.08 at March 31, 2026 compared to $28.33 at December 31, 2025. There were approximately 1,705 stockholders of record for our common stock as of February 9, 2026.
Utility Plant Expenditures
During the three months ended March 31, 2026, utility plant expenditures totaled $129.5 million, including Company-funded projects of $114.0 million and developer-funded projects of $15.5 million. For 2026, we estimate utility capital expenditures to be between $580.0 million and $640.0 million based on the 2024 CA GRC and normal capital needs in the other subsidiaries. The range includes an estimated PFAS compliance cost of $79.2 million for 2026.
As of March 31, 2026, construction work in progress was $368.5 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
PFAS Settlement Proceeds
See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for details on settlement proceeds from PFAS manufacturers.
Acquisitions
In November of 2025, we entered into an agreement to purchase the remaining membership interests of BVRT for $45.0 million. As required by the membership interest purchase agreement, we made an initial payment of $7.0 million in the first quarter of 2026. An additional payment of $3.8 million is due in the third quarter of 2026, with the remainder due upon closing of the acquisition. Acquisition of the remaining membership interests is subject to satisfaction of customary closing conditions in addition to PUCT and our Board of Director’s approval. We expect to fund the purchase with cash from operations.
In February of 2026, we agreed to purchase Nexus’s Nevada and Oregon water and wastewater systems for approximately $218.0 million, subject to the finalization of closing adjustments. Our Board of Directors has approved the acquisition, and change of control applications have been submitted to the OPUC and PUCN for review and approval. We expect to fund the purchase with a combination of cash from operations and debt and equity capital raises.
Commitments
In the second half of 2026, we expect to transfer $43.8 million to Guadalupe Blanco River Authority for our share of the cost of a pipeline project in Texas (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more details).
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our average annual groundwater extraction from adjudicated groundwater basins approximates 8.2 billion gallons or 15.0% of our total average annual (2024 to 2025) water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract groundwater from locally managed or unmanaged water basins or aquifers. There are currently no set limits for the ground water extracted from these water basins or aquifers. Our average annual groundwater extraction from managed groundwater basins approximates 30.9 billion gallons or 56.2% of our total average annual (2024 to 2025) water supply pumped from wells. Many managed groundwater basins from which we extract water have groundwater recharge facilities that we financially support by paying well pump taxes. For the three months ended March 31, 2026 and 2025, our well pump taxes were $8.0 million and $5.7 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGMA). The law and its implementing regulations required most basins to create a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGMA provisions are fully implemented, all the Company’s California groundwater will be produced from sustainably managed and/or adjudicated basins.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of April 16, 2026, statewide precipitation was 99% of long-term averages and statewide reservoir storage was above long-term averages during the 2025 to 2026 water year (per the California Department of Water Resources). Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2026 and thereafter. Our customers in West Maui are experiencing drought conditions, and we are working with local partners to encourage additional conservation. Water rationing in West Maui may be required in future periods, if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our districts to help assure an adequate water supply under various operating and supply conditions. Some districts have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes or by installing the best available technologies.
On May 31, 2018, California’s Governor signed two bills (Assembly Bill 1668 and Senate Bill 606) into law that were intended to establish long-term standards for water use efficiency. The bills revise and expand the existing urban water management plan requirements to include five-year drought risk assessments, water shortage contingency plans, and annual water supply/demand assessments. The Water Board, in conjunction with the California Department of Water Resources, has adopted long-term water use standards for indoor residential use, outdoor residential use, water losses, and other uses. Cal Water is also required to calculate and report on urban water use targets each year, which compare actual urban water use to the targets. Management believes that Cal Water is well positioned to comply with all such regulations.
In April of 2024, the EPA finalized a National Primary Drinking Water Regulation establishing legally enforceable MCLs for six PFAS in drinking water. Under the PFAS regulation, water utilities across the country are required to complete initial PFAS monitoring by 2027 and to implement treatment for sources exceeding the MCL by 2029. In May of 2025, the EPA announced its intention to rescind the regulations for four of the PFAS compounds, and to extend the compliance date to 2031. On January 20, 2026, a three-judge panel of the U.S. Court of Appeals for the District of Columbia unanimously denied an EPA request to vacate and remove MCLs on four PFAS. Multi-party litigation continues regarding the PFAS MCLs. Final briefs were submitted in March of 2026, with a decision possible in late 2026. We estimate a capital investment of approximately $269.1 million will be required to comply with the currently effective regulation.
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
CONTRACTUAL OBLIGATIONS
During the three months ended March 31, 2026, there were no material changes in contractual obligations outside the normal course of business.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There have been no material changes to the Company’s quantitative and qualitative disclosures about market risk set forth in Part II, Item 7A of the 2025 Annual Report on Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be reasonably estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. In the future, we may be involved in disputes and litigation related to a wide range of matters, including employment, construction, environmental issues and operations. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business. In addition, if we are subject to new lawsuits or disputes, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from customers or other third parties. Please refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Item 1A. RISK FACTORS
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the 2025 Annual Report on Form 10-K.
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

CALIFORNIA WATER SERVICE GROUP
Registrant

April 30, 2026	By:	/s/ James P. Lynch
James P. Lynch
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)