Form 10-Q
period 2026-06-30
CALIFORNIA WATER SERVICE GROUP
filed 2026-07-30
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 20, 2026, there were 61,839,101 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	June 30, 2026	December 31, 2025
ASSETS
Utility plant:
Utility plant	$6,182,880	$5,909,242
Less accumulated depreciation and amortization	(1,371,706)	(1,329,652)
Net utility plant	4,811,174	4,579,590
Current assets:
Cash and cash equivalents	43,445	51,820
Restricted cash	45,697	45,553
Receivables:
Customers, net	72,315	56,322
Short-term regulatory assets	91,122	72,511
Other, net	48,327	49,004
Accrued and unbilled revenue, net	56,695	39,674
Materials and supplies	18,334	19,784
Taxes, prepaid expenses, and other assets	31,250	19,760
Total current assets	407,185	354,428
Other assets:
Regulatory assets	334,709	339,865
Goodwill	37,063	37,063
Other	364,833	360,219
Total other assets	736,605	737,147
TOTAL ASSETS	$5,954,964	$5,671,165

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	June 30, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 61,839 and 59,638 outstanding on June 30, 2026 and December 31, 2025, respectively	$618	$596
Additional paid-in capital	1,070,262	973,454
Retained earnings	749,745	729,276
Accumulated other comprehensive loss	(13,152)	(13,922)
Noncontrolling interest	2,619	2,571
Total equity	1,810,092	1,691,975
Long-term debt, net	1,471,948	1,471,968
Total capitalization	3,282,040	3,163,943
Current liabilities:
Current maturities of long-term debt, net	590	2,270
Short-term borrowings	205,000	130,000
Accounts payable	201,432	175,729
Short-term regulatory liabilities	94,248	25,458
Accrued other taxes	3,744	6,048
Accrued interest	13,115	12,976
Other accrued liabilities	62,541	65,683
Total current liabilities	580,670	418,164
Deferred income taxes	466,636	450,946
Regulatory liabilities	903,905	929,814
Pension	95,191	94,226
Advances for construction	211,191	210,638
Contributions in aid of construction	305,106	297,016
Other long-term liabilities	110,225	106,418
Commitments and contingencies (Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$5,954,964	$5,671,165

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenue	$308,596	$264,954	$523,169	$468,927
Operating expenses:
Operations:
Water production costs	91,843	85,503	163,172	148,494
Administrative and general	36,221	33,317	69,907	67,491
Other operations	45,144	31,695	76,377	60,531
Maintenance	9,150	9,043	17,516	16,711
Depreciation and amortization	29,536	36,029	69,500	71,985
Income tax expense	13,872	6,915	13,946	7,950
Property and other taxes	11,931	10,643	23,688	21,611
Total operating expenses	237,697	213,145	434,106	394,773
Net operating income	70,899	51,809	89,063	74,154
Other income and expenses:
Non-regulated revenue	6,241	4,911	11,462	9,992
Non-regulated expenses	(3,579)	(2,868)	(9,036)	(6,334)
Other components of net periodic benefit credit	2,288	4,589	6,260	9,389
Allowance for equity funds used during construction	2,085	1,898	4,164	3,695
Income tax expense on other income and expenses	(1,716)	(1,752)	(3,107)	(3,455)
Net other income	5,319	6,778	9,743	13,287
Interest expense:
Interest expense	20,809	17,464	40,428	33,973
Allowance for borrowed funds used during construction	(1,044)	(927)	(2,112)	(1,784)
Net interest expense	19,765	16,537	38,316	32,189
Net income	56,453	42,050	60,490	55,252
Net loss attributable to noncontrolling interest	(12)	(118)	(12)	(247)
Net income attributable to California Water Service Group	$56,465	$42,168	$60,502	$55,499
Earnings per share:
Basic	$0.94	$0.71	$1.01	$0.93
Diluted	$0.93	$0.71	$1.01	$0.93
Weighted average shares outstanding:
Basic	60,357	59,574	60,030	59,542
Diluted	60,434	59,629	60,105	59,590

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$56,453	$42,050	$60,490	$55,252
Other comprehensive income:
Amortization of defined benefit pension plans, net of tax of $148, $60, $298, and $120, respectively	385	154	770	308
Other comprehensive income, net of tax	385	154	770	308
Comprehensive income	56,838	42,204	61,260	55,560
Comprehensive loss attributable to noncontrolling interest	(12)	(118)	(12)	(247)
Comprehensive income attributable to California Water Service Group	$56,850	$42,322	$61,272	$55,807

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$60,490	$55,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,319	73,066
Change in value of life insurance contracts	(2,120)	(1,257)
Allowance for equity funds used during construction	(4,164)	(3,695)
Changes in operating assets and liabilities:
Receivables and accrued and unbilled revenue	(44,553)	(40,542)
Accounts payable	16,091	(9,027)
Other current assets	(6,080)	(5,532)
Other current liabilities	(5,692)	(3,656)
Other changes in noncurrent assets and liabilities	28,696	22,758
Net cash provided by operating activities	112,987	87,367
Investing activities:
Utility plant expenditures	(276,440)	(229,520)
Other	1	207
Net cash used in investing activities	(276,439)	(229,313)
Financing activities:
Short-term borrowings	555,000	410,000
Repayment of short-term borrowings	(480,000)	(255,000)
Repayment of long-term debt	(459)	(430)
Advances and contributions in aid of construction	19,747	20,542
Refunds of advances for construction	(5,185)	(4,543)
Per- and polyfluoroalkyl substances (PFAS) settlement proceeds	18,471	10,605
Repurchase of common stock	(951)	(1,214)
Issuance of common stock	95,582	1,343
Dividends paid	(40,033)	(38,098)
Payment for purchase of noncontrolling interest	(6,951)	—
Distribution to noncontrolling interest	—	(790)
Net cash provided by financing activities	155,221	142,415
Change in cash, cash equivalents, and restricted cash	(8,231)	469
Cash, cash equivalents, and restricted cash at beginning of period	97,373	95,687
Cash, cash equivalents, and restricted cash at end of period	$89,142	$96,156
Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$36,994	$31,423
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	$75,053	$60,428
Utility plant contributed by developers	$16,229	$14,162

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2026
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
 Basis of Presentation
The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. Interim financial information includes the Company’s accounts and those of its wholly owned subsidiaries. BVRT, a 96.6% owned subsidiary of Texas Water, is consolidated using the voting interest model as the Company owns a majority of the voting interests. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026.
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
Noncontrolling Interest
Noncontrolling interest in the Company’s unaudited condensed consolidated interim financial statements represents the 3.4% interest not owned by Texas Water in BVRT. Texas Water obtained control over BVRT on May 1, 2021. Since the Company controls BVRT, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 3.4% share of BVRT’s net assets and results of operations is deducted and reported as noncontrolling interest in total equity on the unaudited Condensed Consolidated Balance Sheets, as net loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Operations, and as comprehensive loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Comprehensive Income. The Company reports noncontrolling interest in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income and comprehensive income attributable to California Water Service Group excludes the loss attributable to the noncontrolling interest.

Note 2. Summary of Significant Accounting Policies
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from contracts with customers	$278,035	$256,216	$475,369	$438,917
Regulatory balancing account revenue	30,561	8,738	47,800	30,010
Total operating revenue	$308,596	$264,954	$523,169	$468,927
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Residential	$153,374	$141,929	$262,265	$247,362
Business	51,747	48,094	93,667	88,642
Multiple residential	22,554	20,723	43,154	39,926
Industrial	6,489	6,529	12,440	12,934
Public authorities	15,229	13,011	24,658	22,256
Other (a)	28,642	25,930	39,185	27,797
Total revenue from contracts with customers	$278,035	$256,216	$475,369	$438,917
(a) Other includes changes to accrued and unbilled revenue.

Regulatory balancing account revenue
Regulatory balancing account revenue is revenue related to revenue mechanisms authorized in California by the California Public Utilities Commission (CPUC). For certain revenue mechanisms, the Company recognizes revenue when it is objectively determinable, probable of recovery and expected to be collected within 24 months following the end of the accounting period. To the extent that revenue is estimated to be collectible beyond 24 months, recognition is deferred. These mechanisms include the Monterey-Style Water Revenue Adjustment Mechanism (M-WRAM), which tracks the difference between the revenue received for actual metered sales through the tiered volumetric rate and the revenue that would have been received with the same actual metered sales if a uniform rate had been in effect. The M-WRAM fluctuates with the seasonality of the water business. During the warm, dry summer months when water use is typically highest, the M-WRAM will reflect an overcollection of revenue compared to an undercollection in the cool, wet winter months when less water is typically used.
These mechanisms also include the Water Revenue Adjustment Mechanism (WRAM), which decoupled revenue from the volume of sales and allowed the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts was recorded as regulatory balancing account revenue. The WRAM concluded on December 31, 2022; however, the Company has a net WRAM receivable balance for which the Company continued to defer revenue recognition for amounts estimated to be collected beyond 24 months following the end of the accounting period until the second quarter of 2026. During the second quarter of 2026, the Company recognized all previously deferred amounts of $9.3 million as the Company expects to fully collect the remaining net WRAM receivable balance within 24 months. The surcharge to recover this balance was implemented on July 1, 2026.
Regulatory balancing accounts also include revenue that is recognized when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. As a result of the delay in the approval of Cal Water’s general rate case (GRC) filed on July 8, 2024 (2024 CA GRC), the CPUC authorized Cal Water to track the effect of the delay on customer billings in an Interim Rates Memorandum Account (IRMA) effective January 1, 2026. Variances between actual customer billings and those that would have been billed assuming the 2024 CA GRC had been implemented on January 1, 2026 were recorded as regulatory balancing account revenue. The 2024 CA GRC was approved in April of 2026 and final rates for the 2024 CA GRC were not implemented as of June 30, 2026; as a result, Cal Water calculated and recorded this difference for the first six months of 2026. Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities. In the second quarter of 2026, the Company recorded $15.3 million of revenue for the IRMA.
Non-Regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract operating and maintenance revenue	$3,458	$3,239	$6,843	$6,506
Other non-regulated revenue	2,179	1,091	3,429	2,339
Non-regulated revenue from contracts with customers	5,637	4,330	10,272	8,845
Lease revenue	604	581	1,190	1,147
Total non-regulated revenue	$6,241	$4,911	$11,462	$9,992

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
The following table presents the activity in the allowance for credit losses for the six months ended June 30, 2026 and twelve months ended December 31, 2025:

	June 30, 2026	December 31, 2025
Beginning balance	$3,322	$4,128
Provision for credit loss expense	1,793	3,910
Write-offs	(2,461)	(5,281)
Recoveries	237	565
Total ending allowance balance	$2,891	$3,322
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the unaudited Condensed Consolidated Balance Sheets that total to the amounts shown on the unaudited Condensed Consolidated Statements of Cash Flows (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements on restricted cash):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$43,445	$51,820
Restricted cash	45,697	45,553
Total cash, cash equivalents, and restricted cash	$89,142	$97,373
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
As of June 30, 2026, there was approximately $3.7 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.7 years.
A summary of the status of the outstanding RSAs as of June 30, 2026 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2026	76,294	$47.34
Granted	62,875	46.95
Vested	(48,169)	47.28
RSAs at June 30, 2026	91,000	$47.10
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
The Company utilizes the Monte Carlo valuation model, which requires the use of subjective assumptions, to compute the fair value of market-based RSUs at the date of grant and recognizes expense ratably over the 34-month requisite service period. The fair value of performance-based RSUs is calculated based on the fair value of the Company’s common stock at the date of grant and the Company recognizes expense ratably over the 34-month requisite service period based on the expected attainment of the performance target. Changes in the estimates of the expected attainment of the performance target will result in a change in the number of shares that are expected to vest, which may cause a cumulative adjustment for the amount of expense during each reporting period in which such estimates are changed.
As of June 30, 2026, there was approximately $4.6 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.8 years.
A summary of the status of the outstanding RSUs as of June 30, 2026 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2026	184,665	$49.43
Granted	86,281	46.95
Performance criteria adjustment	(20,384)	55.48
Vested	(17,384)	55.48
RSUs at June 30, 2026	233,178	$47.53
The Company recorded compensation costs for the RSAs and RSUs, which are included in administrative and general operating expenses, of $1.7 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $2.3 million and $2.6 million, respectively.
Note 4. Equity
On May 14, 2025, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million (2025 Equity Agreement) from time to time, depending on market conditions, through an at-the-market equity program over the succeeding three years. Pursuant to the terms of the 2025 Equity Agreement, the Company may enter into forward sale agreements with forward counterparties. The Company intends to use the net proceeds from equity sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. During the three months ended June 30, 2026, the Company sold 1,972,357 shares of common stock through its at-the-market equity program and raised proceeds of $88.0 million, net of $0.9 million in commissions paid. During the six months ended June 30, 2026, the Company sold 2,106,557 shares of common stock through its at-the-market equity program and raised proceeds of $94.1 million, net of $1.0 million in commissions paid. As of June 30, 2026, approximately $253.4 million remains available for sale under the at-the-market equity program.
During the three and six months ended June 30, 2025, the Company did not utilize the at-the-market equity program.

The Company’s changes in total equity for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at March 31, 2026	59,853	$599	$980,113	$713,333	$(13,537)	$2,604	$1,683,112
Net income (loss)	—	—	—	56,465	—	(12)	56,453
Issuance of common stock	1,989	19	90,304	—	—	—	90,323
Repurchase of common stock	(3)	—	(128)	—	—	—	(128)
Dividends paid on common stock ($0.335 per share)	—	—	—	(20,053)	—	—	(20,053)
Other comprehensive income, net of tax (a)	—	—	—	—	385	—	385
Investment in business with noncontrolling interest	—	—	(27)	—	—	27	—
Balance at June 30, 2026	61,839	$618	$1,070,262	$749,745	$(13,152)	$2,619	$1,810,092

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2026	59,638	$596	$973,454	$729,276	$(13,922)	$2,571	$1,691,975
Net income (loss)	—	—	—	60,502	—	(12)	60,490
Issuance of common stock	2,222	22	97,819	—	—	—	97,841
Repurchase of common stock	(21)	—	(951)	—	—	—	(951)
Dividends paid on common stock ($0.670 per share)	—	—	—	(40,033)	—	—	(40,033)
Other comprehensive income, net of tax (a)	—	—	—	—	770	—	770
Investment in business with noncontrolling interest	—	—	(60)	—	—	60	—
Balance at June 30, 2026	61,839	$618	$1,070,262	$749,745	$(13,152)	$2,619	$1,810,092

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at March 31, 2025	59,570	$596	$967,689	$668,023	$(7,063)	$2,744	$1,631,989
Net income (loss)	—	—	—	42,168	—	(118)	42,050
Issuance of common stock	14	—	1,392	—	—	—	1,392
Repurchase of common stock	(3)	—	(105)	—	—	—	(105)
Dividends paid on common stock ($0.300 per share)	—	—	—	(17,872)	—	—	(17,872)
Other comprehensive income, net of tax (a)	—	—	—	—	154	—	154
Investment in business with noncontrolling interest	—	—	(156)	—	—	156	—
Distribution to noncontrolling interest	—	—	—	—	—	(339)	(339)
Balance at June 30, 2025	59,581	$596	$968,820	$692,319	$(6,909)	$2,443	$1,657,269

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2025	59,484	$595	$966,975	$674,918	$(7,217)	$3,015	$1,638,286
Net income (loss)	—	—	—	55,499	—	(247)	55,252
Issuance of common stock	124	1	3,525	—	—	—	3,526
Repurchase of common stock	(27)	—	(1,214)	—	—	—	(1,214)
Dividends paid on common stock ($0.640 per share)	—	—	—	(38,098)	—	—	(38,098)
Other comprehensive income, net of tax (a)	—	—	—	—	308	—	308
Investment in business with noncontrolling interest	—	—	(466)	—	—	466	—
Distribution to noncontrolling interest	—	—	—	—	—	(791)	(791)
Balance at June 30, 2025	59,581	$596	$968,820	$692,319	$(6,909)	$2,443	$1,657,269
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
Cash contributions made by the Company to the pension plans were $1.7 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. No cash contributions were made by the Company to the other postretirement benefit plans for the six months ended June 30, 2026 and 2025. The Company estimates in 2026 that the annual contribution to the pension plans will be $2.7 million and no annual contribution will be made to the other postretirement plans.

The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified SERP. The data listed under “other benefits” is for all other postretirement benefit plans.

	Pension Plan		Other Benefits
	Three Months Ended June 30,
	2026	2025	2026	2025
Service cost	$5,782	$5,207	$1,331	$1,408
Interest cost	10,231	9,553	1,641	1,773
Expected return on plan assets	(14,275)	(12,793)	(3,680)	(3,197)
Amortization of prior service cost	131	131	39	39
Recognized net actuarial loss (gain)	606	194	(962)	(522)
Net periodic benefit cost (credit)	$2,475	$2,292	$(1,631)	$(499)

	Pension Plan		Other Benefits
	Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$11,564	$10,414	$2,661	$2,816
Interest cost	20,463	19,106	3,283	3,546
Expected return on plan assets	(28,551)	(25,586)	(7,359)	(6,394)
Amortization of prior service cost	262	262	78	78
Recognized net actuarial loss (gain)	1,212	388	(1,925)	(1,044)
Net periodic benefit cost (credit)	$4,950	$4,584	$(3,262)	$(998)

The service cost portion of the pension plan and other postretirement benefit plans is recognized in administrative and general expenses within the unaudited Condensed Consolidated Statements of Operations. Other components of net periodic benefit costs include interest costs, expected return on plan assets, amortization of prior service costs, and recognized net actuarial losses (gains) and are reported together as other components of net periodic benefit credit in other income and expenses within the unaudited Condensed Consolidated Statements of Operations.
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
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of June 30, 2026, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.
There were no outstanding borrowings on the Company facility as of June 30, 2026 and December 31, 2025. Outstanding borrowings on the Cal Water facility as of June 30, 2026 and December 31, 2025 were $205.0 million and $130.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water facilities during the six months ended June 30, 2026 was 4.69% compared to 5.33% for the same period last year.

Note 7. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense	$13,872	$6,915	$13,946	$7,950
Income tax expense on other income and expenses	1,716	1,752	3,107	3,455
Total income tax expense	$15,588	$8,667	$17,053	$11,405
Total income tax expense increased $6.9 million and $5.6 million for the three and six months ended June 30, 2026 as compared to the same period in 2025. The increase in total income tax expense for the three months ended June 30, 2026 is primarily due to an increase in the effective tax rate (see below) and an increase in pre-tax operating income, which resulted from the 2024 CA GRC decision in the second quarter of 2026.
The Company’s effective tax rate was 22.0% and 17.1% before discrete items as of June 30, 2026 and June 30, 2025, respectively. The increase in the effective tax rate was primarily due to the decrease in Tax Cuts and Jobs Act (TCJA) refunds of excess deferred federal income taxes.
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this new law temporarily disallows the use of state net operating losses for years beginning in 2024 through 2026.
The Company had unrecognized tax benefits of approximately $21.1 million and $19.9 million as of June 30, 2026 and 2025, respectively. Included in the balance of unrecognized tax benefits as of June 30, 2026 and 2025, is $4.8 million and $5.6 million, respectively, of tax benefits that, if recognized, would result in an increase to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 8. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of June 30, 2026 and December 31, 2025:

	Recovery Period	June 30, 2026	December 31, 2025
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	$199,465	$199,465
M-WRAM long-term regulatory asset	1 - 2 years	24,152	12,876
IRMA long-term accounts receivable	Various	21,216	22,077
Other accrued benefits	Indefinite	28,398	26,263
Asset retirement obligations, net	Indefinite	31,577	30,073
Tank coating	Various	18,584	19,495
General District Balancing Account (GDBA) long-term accounts receivable	Various	588	9,844
Customer Assistance Program and Rate Support Fund accounts receivable	1 year	254	2,651
Net WRAM and Modified Cost Balancing Account (MCBA) long-term accounts receivable		—	4,078
Incremental Cost Balancing Accounts (ICBA)	1 year	3,646	4,722
Recoverable property losses	Various	1,765	2,051
Other regulatory assets	Various	5,064	6,270
Total Regulatory Assets		$334,709	$339,865
Regulatory Liabilities
Cost of removal		$537,504	$523,813
Pension and retiree group health		217,692	219,133
Future tax benefits due to customers		102,508	103,662
Other components of net periodic benefit cost		28,214	24,248
ICBA		4,257	2,144
PFAS settlement proceeds		4,293	25,193
Pension Cost Balancing Account (PCBA)		1,247	17,837
Conservation Expense Balancing Account (CEBA)		3,153	5,202
Net WRAM and MCBA long-term payable		—	3,117
Health Cost Balancing Account (HCBA)		1,835	4,149
Other regulatory liabilities		3,202	1,316
Total Regulatory Liabilities		$903,905	$929,814
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $91.1 million as of June 30, 2026 and $72.5 million as of December 31, 2025. The short-term regulatory assets as of June 30, 2026 primarily consisted of IRMA, M-WRAM, GDBA, and ICBA receivables. As of December 31, 2025, the short-term regulatory assets primarily consisted of IRMA, M-WRAM, and ICBA receivables.
The short-term portion of regulatory liabilities was $94.2 million as of June 30, 2026 and $25.5 million as of December 31, 2025. The short-term regulatory liabilities as of June 30, 2026 consisted of PFAS settlement proceeds (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements), PCBA regulatory liabilities, CEBA regulatory liabilities, HCBA regulatory liabilities, and ICBA regulatory liabilities. As of December 31, 2025, the short-term regulatory liabilities primarily consisted of TCJA regulatory liabilities, ICBA regulatory liabilities, and PFAS settlement proceeds.

Note 9. Commitments and Contingencies
Commitments
The Company has long-term commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. These commitments and leases are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Water Supply Contracts
On August 16, 2022, BVRT, a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). The Company has provided a limited guarantee to GBRA for the agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of June 30, 2026, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the unaudited Condensed Consolidated Balance Sheets. The Company currently expects this committed cash to be transferred to GBRA in the second half of 2026.
Acquisitions
In November of 2025, Texas Water entered into an agreement to purchase the remaining membership interests of BVRT for a total purchase price of $45.0 million. As required by the membership interest purchase agreement, the Company made an initial payment of $7.0 million in the first quarter of 2026. An additional payment of $3.8 million was made in July of 2026, with the remainder due upon closing of the acquisition. Acquisition of the remaining membership interests is subject to satisfaction of customary closing conditions in addition to PUCT and the Company’s Board of Director’s approval.
In February of 2026, the Company entered into an agreement to purchase Nexus Water Group’s Nevada and Oregon water and wastewater systems for approximately $218.0 million, subject to the finalization of closing conditions. The Company’s Board of Directors has approved the acquisition, and change of control applications have been submitted to the Oregon Public Utility Commission and Public Utilities Commission of Nevada for review and approval.
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

The Company is a party to four separate class-action settlements with the following companies: 3M Company; E.I. Du Pont de Nemours and Company (n/k/a EIDP, Inc.), DuPont de Nemours, Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, DuPont); Tyco Fire Products LP (Tyco); and BASF Corporation. These settlements are designed to resolve certain claims for PFAS contamination of drinking water in active public water systems. The Company plans to use settlement proceeds received, net of fees and expenses, to offset capital expenditures required to comply with PFAS drinking water regulations. The proceeds will be allocated on a prorated basis to identified PFAS projects. For the three and six months ended June 30, 2026, the Company received settlement proceeds, net of legal fees and expenses, from 3M Company, Tyco and BASF Corporation totaling $18.5 million. For the three and six months ended June 30, 2025, settlement proceeds from 3M Company and DuPont were received, net of legal fees and expenses, totaling $10.6 million. The Company expects to receive additional settlement proceeds from 3M Company in annual installments from 2027 to 2033.
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

	June 30, 2026
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,472,538	$—	$1,267,453	$—	$1,267,453

	December 31, 2025
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,474,238	$—	$1,284,272	$—	$1,284,272
Note 11. Accumulated Other Comprehensive Loss
The table below presents changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$(13,537)	$(7,063)	$(13,922)	$(7,217)
Amounts reclassified from AOCL	385	154	770	308
Ending balance	$(13,152)	$(6,909)	$(13,152)	$(6,909)

The table below presents amounts reclassified out of AOCL by component and the unaudited Condensed Consolidated Statements of Operations location of those amounts reclassified during the three and six months ended June 30, 2026 and 2025, respectively.

	Amount Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of defined benefit pension items (a)
Prior service cost	$(20)	$(21)	$(40)	$(41)
Net actuarial loss	553	235	1,108	469
Total before tax	533	214	1,068	428
Tax benefit (b)	(148)	(60)	(298)	(120)
Total reclassification for the period, net of tax	$385	$154	$770	$308
(a) Amortization of these items is included in other components of net periodic benefit credit in other income and expenses on the unaudited Condensed Consolidated Statements of Operations.
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
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise stated)
FORWARD-LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this quarterly report include, but are not limited to, statements describing our intention, indication or expectation regarding our financial performance, dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, regulatory compliance, decisions, approvals, authorizations, requirements or other actions, the anticipated closing and timing of acquisition of Nexus Water Group’s (Nexus) Nevada and Oregon systems, and the remaining membership interests in BVRT Utility Holding Company LLC (BVRT) and expected benefits resulting from such transactions, rate amounts, cost recovery or refunds, expected impact of certain per- and polyfluoroalkyl substances (PFAS) regulations, our expected or estimated revenue, our intentions regarding recovery billing, our expectations regarding regulatory asset and operating revenue recognition, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, our anticipation regarding renewing water supply contracts and estimated water prices, estimates and assumptions relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations or assumptions regarding employee benefit plans and stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings, our expectations, intentions or anticipations regarding our sources of funding, capital structure, including authorized return on equity, cost of debt and rate of return, or capital allocation plans, our intentions regarding growth opportunities or our expectations regarding the amount, timing, and use of settlement proceeds relating to certain PFAS-contamination claims. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results or outcomes may vary materially from what is contained in a forward-looking statement.
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
•changes in California State Water Resources Control Board (Water Board) water quality standards;
•changes in environmental compliance and water quality requirements, such as the United States Environmental Protection Agency’s (EPA) finalization of and changes to a National Primary Drinking Water Regulation establishing legally enforceable maximum contaminant levels (MCL) for PFAS in drinking water in 2024 as well as legal challenges to such MCLs;

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
•our ability to complete, in a timely manner or at all, successfully integrate, and achieve anticipated benefits from announced acquisitions, including the Nevada and Oregon systems and BVRT acquisitions;
•restrictive covenants in or changes to the credit ratings on our current or future debt that could increase our financing costs or affect our ability to borrow, make payments on debt or pay dividends;
•risks associated with expanding our business and operations, including into other geographic areas;
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, changes in tariff policy, the interest rate environment, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, including ongoing conflicts in the Middle East, and the prospect of shutdowns of the U.S. federal government;
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
For the six months ended June 30, 2026, there were no material changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
RESULTS OF OPERATIONS
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the three months ended June 30, 2026 was $56.5 million or $0.93 earnings per diluted common share, compared to net income of $42.2 million or $0.71 earnings per diluted common share for the three months ended June 30, 2025. The $14.3 million increase in net income was due to an increase in operating revenue of $43.6 million primarily as a result of the cumulative adjustment for the impacts of California Water Service Company’s (Cal Water) general rate case (GRC) filed on July 8, 2024 (2024 CA GRC), retroactive to January 1, 2026 and rate increases. The operating revenue increase was partially offset by an increase in operating expenses of $24.6 million. The operating expense increase was primarily due to increases in water production costs of $6.3 million, administrative and general expense of $2.9 million, other operations expense of $13.4 million, and income tax expense of $7.0 million. These operating expense increases were partially offset by a decrease in depreciation and amortization expenses of $6.5 million. Additionally, net other income decreased by $1.5 million and net interest expense increased by $3.2 million.
Net income attributable to California Water Service Group for the six months ended June 30, 2026 was $60.5 million or $1.01 earnings per diluted common share, compared to net income of $55.5 million or $0.93 earnings per diluted common share for the six months ended June 30, 2025. The $5.0 million increase in net income was due to an increase in operating revenue of $54.3 million primarily as a result of the cumulative adjustment for the impacts of the 2024 CA GRC, retroactive to January 1, 2026 and rate increases. The operating revenue increase was partially offset by an increase in operating expenses of $39.3 million. The operating expense increase was primarily due to increases in water production costs of $14.7 million, administrative and general expense of $2.4 million, other operations expense of $15.8 million, and income tax expense of $6.0 million. These operating expense increases were partially offset by a decrease in depreciation and amortization expenses of $2.5 million. Additionally, net other income decreased by $3.5 million and net interest expense increased by $6.1 million.

Operating Revenue
For the three months ended June 30, 2026, operating revenue increased $43.6 million, or 16.5%, to $308.6 million as compared to $265.0 million for the three months ended June 30, 2025.
For the six months ended June 30, 2026, operating revenue increased $54.3 million, or 11.6%, to $523.2 million as compared to $468.9 million for the six months ended June 30, 2025.
The sources of the change in operating revenue were:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026 vs. 2025	2026 vs. 2025
Net change due to rate changes, Monterey-Style Water Revenue Adjustment Mechanism (M-WRAM), and other (1)	$14,969	$29,505
Interim Rates Memorandum Account (IRMA) revenue (2)	15,325	15,325
Customer usage increase	4,098	890
Deferred revenue recognition (3)	9,250	8,522
Net operating revenue change	$43,642	$54,242
1.The net change due to rate changes, M-WRAM, and other for the three months ended June 30, 2026 was primarily due to rate increases of $11.6 million. For the six months ended June 30, 2026, the net change due to rate changes, M-WRAM, and other was primarily due to rate increases of $23.3 million and an increase in accrued and unbilled revenue of $3.9 million.
2.Due to the delay in the resolution of the 2024 CA GRC, the CPUC authorized Cal Water to track in an IRMA the variances between actual customer billings and those that would have been billed assuming the 2024 CA GRC had been implemented on January 1, 2026. Such variances are recorded as regulatory balancing account revenue. The 2024 CA GRC was approved in April of 2026 and final rates for the 2024 CA GRC were not implemented as of June 30, 2026; as a result, Cal Water recorded IRMA revenue of $15.3 million in the second quarter of 2026 of which $9.2 million was attributable to the first quarter of 2026.
3.Deferred revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which the sales transaction occurred. Deferred revenue for the three and six months ended June 30, 2026 decreased due to changes in the amount expected to be collected beyond 24 months as new surcharges have been implemented to collect previously deferred balances.
Total Operating Expenses
For the three months ended June 30, 2026, total operating expenses increased $24.6 million, or 11.5%, to $237.7 million, as compared to $213.1 million for the three months ended June 30, 2025.
For the six months ended June 30, 2026, total operating expenses increased $39.3 million, or 10.0%, to $434.1 million, as compared to $394.8 million for the six months ended June 30, 2025.
Water Production Costs
Water production costs increased $6.3 million, or 7.4%, for the three months ended June 30, 2026 as compared to the same period in 2025 primarily due to an increase in wholesale rates.
Water production costs increased $14.7 million, or 9.9%, for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to an increase in wholesale rates.

The components of water production costs are shown in the table below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Purchased water	$70,886	$67,225	$3,661	$124,155	$116,228	$7,927
Purchased power	13,993	11,895	2,098	24,057	20,205	3,852
Pump taxes	6,964	6,383	581	14,960	12,061	2,899
Total	$91,843	$85,503	$6,340	$163,172	$148,494	$14,678
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Well production	52%	53%	52%	52%
Purchased	42%	41%	41%	43%
Surface	4%	4%	4%	2%
Recycled	2%	2%	3%	3%
Total	100%	100%	100%	100%
Administrative and General
Administrative and general expenses increased $2.9 million for the three months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $1.6 million increase in consulting services and a $1.7 million increase in other general corporate expenses.
Administrative and general expenses increased $2.4 million for the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $3.5 million increase in consulting services and a $1.3 million increase in other general corporate expenses. These increases were partially offset by a $2.6 million decrease in employee related costs.
Other Operations
Other operations expenses increased $13.4 million for the three months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to the recognition of $7.9 million of costs associated with recognized deferred revenue, an increase of $2.1 million in conservation program expenses, an increase of $0.7 million in miscellaneous office expenses, an increase in bad debt expense of $0.7 million, an increase of $0.6 million in software expenses, and an increase of $0.6 million in labor expense.
Other operations expenses increased $15.8 million for the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to the recognition of $8.0 million of costs associated with recognized deferred revenue, an increase of $2.6 million in conservation program expenses, an increase of $1.3 million in software expenses, an increase of $1.0 million in labor expense, and an increase of $0.5 million in water treatment expenses.
Depreciation and Amortization
Depreciation and amortization expense decreased $6.5 million and $2.5 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decreases were primarily due to lower depreciation rates in California, which were approved in the 2024 CA GRC.
Income Taxes
Income tax expense increased $7.0 million and $6.0 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to increases in the effective tax rate due to reductions in Tax Cuts and Jobs Act refunds of excess deferred federal income taxes and increases in pre-tax operating income, which resulted from the 2024 CA GRC decision in the second quarter of 2026.

Other Income and Expenses
Net other income decreased $1.5 million for the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a $2.3 million reduction in other components of net periodic benefit credit and an increase of $1.4 million in acquisition-related expenses. These decreases in net other income were partially offset by a $1.5 million gain associated with our non-qualified benefit plan investments and a $0.6 million gain associated with our Company-owned life insurance.
Net other income decreased $3.5 million for the six months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a $3.1 million reduction in other components of net periodic benefit credit and an increase of $2.7 million in acquisition-related expenses. These decreases in net other income were partially offset by a $0.9 million gain associated with our non-qualified benefit plan investments and a $0.6 million gain associated with our Company-owned life insurance.
Net Interest Expense
Net interest expense increased $3.2 million and $6.1 million for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to higher average outstanding borrowings partially offset by lower interest rates.
REGULATORY MATTERS
California Regulatory Activity
2024 CA GRC Application
The California Public Utilities Commission (CPUC) approved a decision on April 30, 2026 in the 2024 CA GRC (Decision 26-04-045) affecting its Class A districts in California (consisting of all regulated systems except Grand Oaks, a small Class D system). The decision marked the end of an extensive review of Cal Water’s water system improvement plans, costs, and rates. The decision as issued adopts a revised version of the proposed decision issued on April 29, 2026, to change rates to increase 2026 revenues by approximately $90.5 million retroactive to January 1, 2026. It also potentially increases revenues by approximately $43.2 million for 2027 and $48.9 million for 2028, subject to the CPUC’s earnings test and inflationary adjustments.
The decision authorizes Cal Water to invest approximately $1.45 billion from 2024 through 2027 to upgrade infrastructure, such as water quality projects to protect customers from existing and newly regulated contaminants; pipes and other infrastructure to keep pumping and delivering water reliably; equipment to keep water flowing during power outages and shutoffs; cyber and physical security improvements to protect employees, customers, and facilities; and water supply initiatives to secure long-term sustainability of water sources. It also authorizes up to $229 million of infrastructure projects that may be submitted for recovery via the CPUC’s advice letter process.
The decision also authorizes key revenue stabilization mechanisms, including continuation of the M-WRAM, a higher percentage of revenue collected in fixed charges, and a new annual Sales Reconciliation Mechanism. In addition, it includes provisions that allow for recovery of certain costs through balancing accounts and other regulatory mechanisms designed to mitigate volatility in customer usage and uncertain costs.
In May of 2026 pursuant to standard procedures, Cal Water submitted a request for expedited corrections to the appendices of the April 30, 2026 decision. The appendices contained certain language, numbers, and calculations that were inconsistent or did not fully reflect the substantive outcomes described in the approved decision. On June 1, 2026, the executive director of the CPUC issued a decision approving the corrections (Decision 26-06-001).
In May of 2026, Cal Water submitted an advice letter requesting approval of the calculations for new 2026 rates effective back to January 1, 2026. The calculations included the GRC decision-approved base rates plus all rate base offsets and water production offsets approved by the CPUC since July of 2024 (when the 2024 CA GRC was filed), including those discussed in the rate base offset and expense offset sections below. These calculations resulted in the “final” customer rates that are considered effective back to January 1, 2026, and that are used in the IRMA tracking calculations (further discussed below).
In March and May of 2026, Cal Water also submitted rate base offset advice letters requesting revenue increases of $1.5 million and $9.9 million, respectively, for additional capital projects completed in its Class A water systems. Cal Water implemented new rates incorporating all the items discussed above (GRC revenue increases and various offsets) on July 1, 2026 for most of its ratemaking areas, and expects to implement new rates on August 1, 2026 for a small subset of its ratemaking areas.

2024 CA GRC IRMA
In June of 2025, Cal Water filed a motion requesting authority to increase rates by inflation on January 1, 2026 (interim rates) and for the establishment of an IRMA in the event the CPUC did not issue a final decision for the 2024 CA GRC in time for new rates to be implemented on January 1, 2026. In October of 2025, the CPUC granted Cal Water’s motion for interim rates and the establishment of the IRMA. In November of 2025, Cal Water filed an advice letter implementing a three percent increase in interim rates for most districts, and creation of the IRMA, as of January 1, 2026. The IRMA tracks the difference between interim rates and the final rates that were approved pursuant to the CPUC’s final decision on the 2024 CA GRC.
The 2024 CA GRC was approved in April of 2026 and rates based on the 2024 CA GRC were first implemented in most districts as of July 1, 2026; as a result, Cal Water calculated and recorded a net regulatory asset of $15.3 million and a corresponding increase to revenue for the difference between final rates and interim rates for the first six months of 2026. Cal Water also recorded a regulatory liability of $1.3 million and a corresponding increase to regulatory assets for Customer Assistance Program and Rate Support Fund program credits that would have been given to customers had the rate case been approved on time.
The IRMA will remain open until the true-up between interim rates and final rates is fully amortized through surcharges and/or credits on customer bills.
Rate Base Offset Requests
For construction projects authorized in the 2021 and 2024 CA GRCs as advice letter projects, Cal Water was allowed to request rate base offsets to increase revenues after the project goes into service.
In November of 2025, Cal Water submitted a $12.3 million rate base offset advice letter to recover $1.5 million of annual revenue increases. The new rates were implemented on January 1, 2026.
In March of 2026, Cal Water submitted an $8.9 million rate base offset advice letter to recover $1.5 million of annual revenue increases. Rates including these revenues were implemented with the 2024 CA GRC decision-approved base rates and went into effect on July 1, 2026.
In May of 2026, Cal Water submitted a $65.6 million rate base offset advice letter to recover $9.9 million of annual revenue increases for all of its regulated Class A districts. Rates including these revenues were implemented with the 2024 CA GRC decision-approved base rates and went into effect July 1, 2026.
Expense Offset Requests
Expense offsets are dollar-for-dollar increases in revenue to match increased expenses, and therefore do not affect net operating income. In November of 2025, Cal Water submitted an advice letter to request expense offsets for increases in purchased water, pump tax, and purchased power costs in most of its regulated Class A districts totaling $15.7 million. The new rates were implemented on January 1, 2026.
M-WRAM Filing
In June of 2026, Cal Water submitted an advice letter requesting surcharges to bill for the M-WRAM related undercollections for 2025 for its regulated districts with tiered residential rates. The advice letter was approved and $26.1 million is being recovered from customers in the form of 12- and 24-month surcharges. The new rates were implemented on July 1, 2026. These new surcharges are in addition to surcharges authorized in prior years which have not yet expired.
Incremental Cost Balancing Account (ICBA) Filing
In May of 2026, Cal Water submitted an advice letter to recover a net $4.6 million undercollection in its ICBA for 2025 in most of its regulated districts. The advice letter was approved and the new surcharges/surcredits were implemented on July 1, 2026. Additionally, $7.6 million is being recovered via a 12-month surcharge and $3.0 million is being refunded via a 12-month surcredit.
2021 CA GRC Conservation Expense Balancing Account (CEBA), Health Cost Balancing Account (HCBA), Pension Cost Balancing Account (PCBA) Filing
In May of 2026, Cal Water submitted an advice letter to amortize the CEBA, HCBA and PCBA from the 2021 CA GRC that tracked the difference between the costs authorized in customer rates and actual costs incurred for the period of 2023-2025. For the CEBA, $4.8 million is expected to be refunded to customers in the form of one-time or 12-month surcredits as actual conservation program costs during 2023-2025 were lower than authorized costs in customer rates. For the HCBA, $4.2 million is expected to be refunded to customers in the form of one-time or 12-month surcredits as actual employee and retiree medical costs during 2023-2025 were lower than authorized costs in customer rates. For the PCBA, $17.9 million is expected to be refunded to customers in the form of one-time or 12-month surcredits as actual costs for employee pension benefits during 2023-2025 were lower than adopted costs in customer rates. The new credits for these accounts were implemented on July 1, 2026.
General District Balancing Account (GDBA)
In May of 2026, Cal Water submitted an advice letter to recover a net $12.5 million undercollection in its GDBA for amounts tracked as of April 30, 2026. The GDBA tracks the residual balances from memorandum and balancing accounts that have been aggregated into one balancing account for future recovery. The advice letter was approved and new surcharges and credits were implemented on July 1, 2026. $12.9 million is being recovered via either a one-time or 12-month surcharge and $0.4 million is being refunded via either a one-time or 12-month surcredit.
Drinking Water Fee Balancing Account (DWFBA)
In May of 2026, Cal Water submitted an advice letter to recover a net $1.5 million undercollection in its DWFBA for amounts tracked from July 2021 to December 2023. The DWFBA tracks the difference between actual drinking water fees charged by the Water Board’s Division of Drinking Water and amounts authorized in customer rates. The advice letter was approved and new surcharges and credits were implemented on July 1, 2026. $1.5 million is being recovered via either a one-time or 12-month surcharge and less than $0.1 million is being refunded via one-time surcredits.
Regulatory Activity - Other States
Washington Water Service Company (Washington Water) – 2025 East Pierce and Legacy Water Systems General Rate Case
On September 25, 2025, Washington Water filed a tariff update with the Washington Utilities and Transportation Commission (UTC) for the East Pierce and Legacy water systems to increase revenues by $4.9 million. The general rate increase includes recovery of expenses and capital expenditures. A settlement with UTC staff and the Washington Public Counsel was reached and filed before the UTC in May of 2026. A final decision is expected to be implemented in the second half of 2026.
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
In February of 2022, Camino Real Utility filed a new wastewater Certificate of Convenience and Necessity and Sale, Transfer, or Merger application with the PUCT to transfer an existing sewer service area and establish a new sewer service area that initially covers 6,216 acres in Caldwell and Travis Counties. PUCT has set a year-end 2026 schedule to complete the application.
On March 6, 2026, a change of control application was filed with the PUCT to acquire the remaining membership interests of BVRT. On July 2, 2026, the ALJ deemed the application administratively complete and established a procedural schedule for continued processing of the application.

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
LIQUIDITY
Cash Flow from Operating Activities
During the six months ended June 30, 2026, we generated cash flow from operations of $113.0 million compared to $87.4 million for the same period in 2025. The increase in the first six months of 2026 as compared to the same period in 2025 was primarily due to an increase in cash collections in the first six months of 2026 as compared to 2025 due to an increase in customer rates. Cash generated by operations varies during the year due to customer billings, and timing of collections and contributions to our benefit plans.
During the six months ended June 30, 2026 and 2025, we made cash contributions of $1.7 million and $3.3 million, respectively, to our employee pension plan. No cash contributions were made to our other postretirement benefit plans during the six months ended June 30, 2026 and 2025. The 2026 estimated cash contribution to the employee pension plan is expected to be approximately $2.7 million and no cash contributions are expected to be made for the other postretirement benefits plans.
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
Cash Flow from Investing Activities
During the six months ended June 30, 2026 and 2025, we used $276.4 million and $229.5 million, respectively, of cash for Company-funded and developer-funded utility capital expenditures. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2026, our utility capital expenditures are estimated to be between $580.0 million and $640.0 million based on the 2024 CA GRC and normal capital needs in the other subsidiaries.
Cash Flow from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $155.2 million compared to $142.4 million for the same period in 2025. For the six months ended June 30, 2026 and 2025, we paid dividends of $40.0 million and $38.1 million, respectively. For the six months ended June 30, 2026, we issued $94.1 million of Company common stock through our at-the-market equity program and $1.4 million of Company common stock through our employee stock purchase plan. For the six months ended June 30, 2025, we issued $1.3 million through our employee stock purchase plan. We received $18.5 million and $10.6 million of PFAS settlement proceeds for the six months ended June 30, 2026 and 2025, respectively. We also made a $7.0 million payment to BVRT as required by the membership interest purchase agreement (see Acquisitions below) in the first quarter of 2026.
For the six months ended June 30, 2026 and 2025, we borrowed $555.0 million and $410.0 million, respectively, on our unsecured revolving credit facilities. We made repayments on our unsecured revolving credit facilities of $480.0 million and $255.0 million during the six months ended June 30, 2026 and 2025, respectively.
The combined total net IRMA, M-WRAM, Water Revenue Adjustment Mechanism and Modified Cost Balancing Account receivable balance was $110.2 million and $118.4 million as of June 30, 2026 and 2025, respectively. The receivable balances were primarily financed by Cal Water using short-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are significantly lower than Cal Water’s short-term financing rates.

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
As of June 30, 2026 and December 31, 2025, short-term borrowings of $205.0 million and $130.0 million, respectively, were outstanding on the unsecured revolving credit facilities.
Given our ability to access the Company and Cal Water credit facilities on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ debt portion of the Company’s consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more to one (each as defined in the respective credit agreements). As of June 30, 2026, we are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
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

Summarized Statement of Operations
(in thousands)	Six Months Ended June 30, 2026		Twelve Months Ended December 31, 2025
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$476,557	$—	$912,596	$—
Gross profit	$322,378	$—	$609,333	$—
Income from operations	$88,897	$1,308	$169,549	$1,479
Equity in earnings of guarantor	$—	$59,115	$—	$121,748
Net income	$63,246	$60,490	$128,048	$127,848

Summarized Balance Sheet Information
(in thousands)	As of June 30, 2026		As of December 31, 2025
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$310,463	$8,977	$260,566	$13,713
Intercompany receivable from guarantor & non-issuer subsidiaries	7,897	129,049	7,055	69,246
Other assets	688,835	1,521,962	689,390	1,478,043
Long-term intercompany receivable from non-issuer subsidiaries	—	145,490	—	135,016
Net utility plant	4,389,353	—	4,187,250	—
Total assets	$5,396,548	$1,805,478	$5,144,261	$1,696,018

Current liabilities	$548,715	$4,387	$383,953	$3,882
Intercompany payable to guarantor & non-issuer subsidiaries	43,115	2,398	—	2,498
Long-term debt	1,302,732	169,127	1,302,788	169,092
Other liabilities	1,987,877	3,284	1,988,083	3,284
Total liabilities	$3,882,439	$179,196	$3,674,824	$178,756
Dividends
During the six months ended June 30, 2026, our quarterly common stock dividend payments were $0.67 per share compared to $0.64 per share, which includes a one-time special dividend of $0.04 per share, for the six months ended June 30, 2025. For the full year 2025, the payout ratio was 57.6% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of approximately 60% of net income.
At the July 29, 2026 meeting, the Company’s Board of Directors declared the third quarter dividend of $0.335 per share payable on August 21, 2026, to stockholders of record on August 10, 2026. This was our 326th consecutive quarterly dividend.
2026 Financing Plan
We intend to fund our utility plant investment financing requirements in future periods through a relatively balanced approach between long-term debt and equity.
We utilize the Company and Cal Water facilities for our short-term financing needs. As of June 30, 2026, the availability on the Company and Cal Water credit facilities was $200.0 million and $195.0 million, respectively.
Book Value and Stockholders of Record
Book value per common share was $29.23 at June 30, 2026 compared to $28.33 at December 31, 2025. There were approximately 1,692 stockholders of record for our common stock as of May 11, 2026.
Utility Plant Expenditures
During the six months ended June 30, 2026, utility plant expenditures totaled $276.4 million, including Company-funded projects of $242.8 million and developer-funded projects of $33.6 million. For 2026, we estimate utility capital expenditures to be between $580.0 million and $640.0 million based on the 2024 CA GRC and normal capital needs in the other subsidiaries. The range includes an estimated PFAS compliance cost of $79.2 million for 2026.
As of June 30, 2026, construction work in progress was $435.5 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
PFAS Settlement Proceeds
See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for details on settlement proceeds from PFAS manufacturers.
Acquisitions
In November of 2025, we entered into an agreement to purchase the remaining membership interests of BVRT for $45.0 million. As required by the membership interest purchase agreement, we made an initial payment of $7.0 million in the first quarter of 2026. An additional payment of $3.8 million was made in July of 2026, with the remainder due upon closing of the acquisition. Acquisition of the remaining membership interests is subject to satisfaction of customary closing conditions in addition to PUCT and our Board of Director’s approval. We expect to fund the purchase with cash from operations.
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
WATER SUPPLY
Our source of supply varies among our service areas. Certain service areas obtain all of their supply from wells; some purchase all of their supply from wholesale suppliers; and others obtain supply from a combination of wells and wholesale suppliers. A small portion of supply comes from surface sources and is processed through Company-owned water treatment plants. To the best of management’s knowledge, we are meeting water quality, environmental, and other regulatory standards for all Company-owned systems.
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract ground water from adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our average annual groundwater extraction from adjudicated groundwater basins approximates 8.2 billion gallons or 15.0% of our total average annual (2024 to 2025) water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract groundwater from locally managed or unmanaged water basins or aquifers. There are currently no set limits for the ground water extracted from these water basins or aquifers. Our average annual groundwater extraction from managed groundwater basins approximates 30.9 billion gallons or 56.2% of our total average annual (2024 to 2025) water supply pumped from wells. Many managed groundwater basins from which we extract water have groundwater recharge facilities that we financially support by paying well pump taxes. For the six months ended June 30, 2026 and 2025, our well pump taxes were $15.0 million and $12.1 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGMA). The law and its implementing regulations required most basins to create a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGMA provisions are fully implemented, all the Company’s California groundwater will be produced from sustainably managed and/or adjudicated basins.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of July 20, 2026, statewide precipitation was 97% of long-term averages and statewide reservoir storage was above long-term averages during the 2025 to 2026 water year (per the California Department of Water Resources). Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2026 and thereafter. However, water rationing may be required in future periods, dependent on local conditions or if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our service areas to help assure an adequate water supply under various operating and supply conditions. Some service areas have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes or by installing the best available technologies.
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
In April of 2024, the EPA finalized a National Primary Drinking Water Regulation (NPDWR) establishing legally enforceable MCLs for six PFAS in drinking water. Under the PFAS regulation, water utilities across the country are required to complete initial PFAS monitoring by 2027 and to implement treatment for sources exceeding the MCL by 2029. On January 20, 2026, a three-judge panel of the U.S. Court of Appeals for the District of Columbia unanimously denied an EPA request to vacate and remove MCLs on four PFAS. Multi-party litigation continues regarding the PFAS MCLs. Final briefs were submitted in March of 2026, oral argument is scheduled for September 2026, and a decision is possible in late 2026. In May of 2026, the EPA proposed two new rules. The first proposed rule would retain MCLs for perfluorooctanoic acid and perfluorooctane sulfonate while providing a mechanism for water systems to seek an extension of the MCL compliance deadline from April 2029 to April 2031. The second proposed rule would rescind the NPDWR for four PFAS as well as related changes. It is anticipated that the EPA will issue final rules in the second half of 2026. We estimate a capital investment of approximately $269.1 million will be required to comply with the currently effective regulation.
On April 17, 2024, the Water Board adopted an MCL of 10 parts per billion for Chromium-6 in drinking water. Our water systems in California will be required to comply with the regulation within two to four years. We developed and installed treatment for this contaminant at most of our impacted water sources when the same MCL was originally set in 2014, which was subsequently vacated for administrative reasons. After the MCL was vacated, we continued to treat our impacted water systems where treatment was installed. We anticipate installing treatment or taking wells out of service for the remaining impacted sources before the regulatory deadline.
CONTRACTUAL OBLIGATIONS
During the six months ended June 30, 2026, there were no material changes in contractual obligations outside the normal course of business..
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our management including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. The status of each significant matter is reviewed and assessed for potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount of the range of loss can be reasonably estimated, a liability is accrued for the estimated loss in accordance with the accounting standards for contingencies. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. While the outcome of these disputes and litigation matters cannot be predicted with any certainty, management does not believe when taking into account existing reserves the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. In the future, we may be involved in disputes and litigation related to a wide range of matters, including employment, construction, environmental issues, securities, and operations. Litigation can be time-consuming and expensive and could divert management’s time and attention from our business. In addition, if we are subject to new lawsuits or disputes, we might incur significant legal costs and it is uncertain whether we would be able to recover the legal costs from customers or other third parties. Please refer to Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information.
Item 1A. RISK FACTORS
There have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the 2025 Annual Report on Form 10-K.
Item 5. OTHER INFORMATION
(c) Trading Plans
During the last fiscal quarter, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined under Securities and Exchange Commission rules).

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

CALIFORNIA WATER SERVICE GROUP
Registrant

July 30, 2026	By:	/s/ James P. Lynch
James P. Lynch
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)