Form 10-Q
period 2026-09-30
CALIFORNIA WATER SERVICE GROUP
filed 2026-10-29
CIK 1035201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 19, 2026, there were 62,876,955 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The condensed consolidated financial statements presented in this filing on Form 10-Q have been prepared by management and are unaudited.
CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	September 30, 2026	December 31, 2025
ASSETS
Utility plant:
Utility plant	$6,297,996	$5,909,242
Less accumulated depreciation and amortization	(1,367,753)	(1,329,652)
Net utility plant	4,930,243	4,579,590
Current assets:
Cash and cash equivalents	45,117	51,820
Restricted cash	45,834	45,553
Receivables:
Customers, net	80,740	56,322
Short-term regulatory assets	86,507	72,511
Other, net	37,202	49,004
Accrued and unbilled revenue, net	64,122	39,674
Materials and supplies	18,360	19,784
Taxes, prepaid expenses, and other assets	29,697	19,760
Total current assets	407,579	354,428
Other assets:
Regulatory assets	320,115	339,865
Goodwill	37,063	37,063
Other	379,373	360,219
Total other assets	736,551	737,147
TOTAL ASSETS	$6,074,373	$5,671,165

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands, except par value)

	September 30, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock, $0.01 par value; 136,000 shares authorized, 62,877 and 59,638 outstanding on September 30, 2026 and December 31, 2025, respectively	$629	$596
Additional paid-in capital	1,121,845	973,454
Retained earnings	794,184	729,276
Accumulated other comprehensive loss	(12,768)	(13,922)
Noncontrolling interest	2,639	2,571
Total equity	1,906,529	1,691,975
Long-term debt, net	1,472,021	1,471,968
Total capitalization	3,378,550	3,163,943
Current liabilities:
Current maturities of long-term debt, net	316	2,270
Short-term borrowings	175,000	130,000
Accounts payable	207,633	175,729
Short-term regulatory liabilities	89,889	25,458
Accrued other taxes	12,635	6,048
Accrued interest	23,309	12,976
Other accrued liabilities	66,068	65,683
Total current liabilities	574,850	418,164
Deferred income taxes	473,399	450,946
Regulatory liabilities	920,323	929,814
Pension	95,677	94,226
Advances for construction	213,334	210,638
Contributions in aid of construction	307,951	297,016
Other long-term liabilities	110,289	106,418
Commitments and contingencies (Note 9)
TOTAL CAPITALIZATION AND LIABILITIES	$6,074,373	$5,671,165

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenue	$332,168	$311,235	$855,337	$780,162
Operating expenses:
Operations:
Water production costs	102,103	102,703	265,275	251,197
Administrative and general	35,010	36,237	104,917	103,728
Other operations	37,512	33,455	113,889	93,986
Maintenance	9,428	9,812	26,944	26,523
Depreciation and amortization	34,708	36,118	104,208	108,103
Income tax expense	17,726	10,639	31,672	18,589
Property and other taxes	13,003	11,656	36,691	33,267
Total operating expenses	249,490	240,620	683,596	635,393
Net operating income	82,678	70,615	171,741	144,769
Other income and expenses:
Non-regulated revenue	5,917	5,349	17,379	15,341
Non-regulated expenses	(9,121)	(2,456)	(18,157)	(8,790)
Other components of net periodic benefit credit	3,010	4,548	9,270	13,937
Allowance for equity funds used during construction	2,478	2,145	6,642	5,840
Income tax expense on other income and expenses	(612)	(1,960)	(3,719)	(5,415)
Net other income	1,672	7,626	11,415	20,913
Interest expense:
Interest expense	20,170	18,113	60,598	52,086
Allowance for borrowed funds used during construction	(1,216)	(988)	(3,328)	(2,772)
Net interest expense	18,954	17,125	57,270	49,314
Net income	65,396	61,116	125,886	116,368
Net loss attributable to noncontrolling interest	(12)	(114)	(24)	(361)
Net income attributable to California Water Service Group	$65,408	$61,230	$125,910	$116,729
Earnings per share:
Basic	$1.05	$1.03	$2.07	$1.96
Diluted	$1.05	$1.03	$2.07	$1.96
Weighted average shares outstanding:
Basic	62,393	59,585	60,826	59,557
Diluted	62,502	59,653	60,913	59,615

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$65,396	$61,116	$125,886	$116,368
Other comprehensive income:
Amortization of defined benefit pension plans, net of tax of $149, $60, $447, and $180, respectively	384	154	1,154	462
Other comprehensive income, net of tax	384	154	1,154	462
Comprehensive income	65,780	61,270	127,040	116,830
Comprehensive loss attributable to noncontrolling interest	(12)	(114)	(24)	(361)
Comprehensive income attributable to California Water Service Group	$65,792	$61,384	$127,064	$117,191

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$125,886	$116,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,735	109,725
Change in value of life insurance contracts	(79)	(3,099)
Allowance for equity funds used during construction	(6,642)	(5,840)
Changes in operating assets and liabilities:
Receivables and accrued and unbilled revenue	(30,259)	(33,493)
Accounts payable	13,437	7,218
Other current assets	(654)	(2,143)
Other current liabilities	14,864	27,870
Other changes in noncurrent assets and liabilities	39,951	38,050
Net cash provided by operating activities	262,239	254,656
Investing activities:
Utility plant expenditures	(424,771)	(364,702)
Life insurance proceeds	1,614	—
Purchase of life insurance contracts	(3,363)	(3,364)
Other	21	207
Net cash used in investing activities	(426,499)	(367,859)
Financing activities:
Short-term borrowings	655,000	420,000
Repayment of short-term borrowings	(610,000)	(280,000)
Repayment of long-term debt	(29)	(679)
Advances and contributions in aid of construction	28,935	28,282
Refunds of advances for construction	(7,601)	(7,117)
Per- and polyfluoroalkyl substances (PFAS) settlement proceeds	18,471	34,826
Repurchase of common stock	(1,092)	(1,326)
Issuance of common stock	145,912	1,904
Dividends paid	(61,002)	(55,974)
Payment for purchase of noncontrolling interest	(10,756)	—
Distribution to noncontrolling interest	—	(790)
Net cash provided by financing activities	157,838	139,126
Change in cash, cash equivalents, and restricted cash	(6,422)	25,923
Cash, cash equivalents, and restricted cash at beginning of period	97,373	95,687
Cash, cash equivalents, and restricted cash at end of period	$90,951	$121,610
Supplemental disclosures of cash flow information:
Cash paid for interest (net of amounts capitalized)	$45,042	$37,678
Supplemental disclosure of investing and financing non-cash activities:
Accrued payables for investments in utility plant	$81,645	$60,512
Utility plant contributed by developers	$28,637	$23,430
Reclassification of net utility plant to financing receivable	$13,151	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CALIFORNIA WATER SERVICE GROUP
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2026
Dollar amounts in thousands, unless otherwise stated
Note 1. Organization and Operations and Basis of Presentation
California Water Service Group (Company) is a holding company that provides water utility and other related services in California, Washington, New Mexico, Hawaii and Texas through its wholly-owned subsidiaries. California Water Service Company (Cal Water), Washington Water Service Company (Washington Water), New Mexico Water Service Company (New Mexico Water), and Hawaii Water Service Company, Inc. (Hawaii Water) provide regulated utility services under the rules and regulations of their respective state’s regulatory commissions. CWS Utility Services and HWS Utility Services LLC provide non-regulated water utility and utility-related services. TWSC, Inc. (Texas Water) indirectly holds regulated and contracted water and wastewater utilities through a majority owned joint venture, BVRT Utility Holding Company LLC (BVRT). BVRT’s water and wastewater utilities provide services under the rules and regulation of the Public Utility Commission of Texas (PUCT). Each state’s regulatory commission will be jointly referred to as the Commissions.
 Basis of Presentation
The unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (SEC) and therefore do not contain all of the information and footnotes required by GAAP and the SEC for annual financial statements. Interim financial information includes the Company’s accounts and those of its wholly owned subsidiaries. BVRT, a 96.7% owned subsidiary of Texas Water, is consolidated using the voting interest model as the Company owns a majority of the voting interests. The unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on February 27, 2026.
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
Noncontrolling Interest
Noncontrolling interest in the Company’s unaudited condensed consolidated interim financial statements represents the 3.3% interest not owned by Texas Water in BVRT. Texas Water obtained control over BVRT on May 1, 2021. Since the Company controls BVRT, its financial statements are consolidated with those of the Company, and the noncontrolling owner’s 3.3% share of BVRT’s net assets and results of operations is deducted and reported as noncontrolling interest in total equity on the unaudited Condensed Consolidated Balance Sheets, as net loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Operations, and as comprehensive loss attributable to noncontrolling interest in the unaudited Condensed Consolidated Statements of Comprehensive Income. The Company reports noncontrolling interest in consolidated entities as a component of equity separate from the Company’s equity. The Company’s net income and comprehensive income attributable to California Water Service Group excludes the loss attributable to the noncontrolling interest.

Note 2. Summary of Significant Accounting Policies
Operating Revenue
The following table disaggregates the Company’s operating revenue by source for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from contracts with customers	$331,155	$314,096	$806,524	$753,013
Regulatory balancing account revenue	1,013	(2,861)	48,813	27,149
Total operating revenue	$332,168	$311,235	$855,337	$780,162
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
In the following table, revenue from contracts with customers is disaggregated by class of customers for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Residential	$196,502	$186,699	$458,767	$434,061
Business	61,346	56,284	155,013	144,926
Multiple residential	24,846	22,766	68,000	62,692
Industrial	7,788	11,098	20,228	24,032
Public authorities	20,364	19,039	45,022	41,295
Other (a)	20,309	18,210	59,494	46,007
Total revenue from contracts with customers	$331,155	$314,096	$806,524	$753,013
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
These mechanisms also include the Water Revenue Adjustment Mechanism (WRAM), which decoupled revenue from the volume of sales and allowed the Company to recognize the adopted level of volumetric revenues. The variance between adopted volumetric revenues and actual billed volumetric revenues for metered accounts was recorded as regulatory balancing account revenue. The WRAM concluded on December 31, 2022; however, the Company had a net WRAM receivable balance for which the Company continued to defer revenue recognition for amounts estimated to be collected beyond 24 months following the end of the accounting period until the second quarter of 2026. During the second quarter of 2026, the Company recognized all previously deferred WRAM amounts totaling $9.3 million as the Company expects to fully collect the remaining net WRAM receivable balance within 24 months. The surcharge to recover this balance was implemented on July 1, 2026.
Regulatory balancing accounts also include revenue that is recognized when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process. As a result of the delay in the approval of Cal Water’s general rate case (GRC) filed on July 8, 2024 (2024 CA GRC), the CPUC authorized Cal Water to track the effect of the delay on customer billings in an Interim Rates Memorandum Account (IRMA) effective January 1, 2026. Variances between actual customer billings and those that would have been billed assuming the 2024 CA GRC had been implemented on January 1, 2026 were recorded as regulatory balancing account revenue. The 2024 CA GRC was approved in April of 2026 and final rates for the 2024 CA GRC were implemented in the second half of 2026; as a result, Cal Water recorded IRMA revenue for the periods in which the 2024 CA GRC was yet to be implemented. Cal Water determined that the IRMA met regulatory asset recognition criteria under accounting standards for regulated utilities. During the three and nine months ended September 30, 2026, the Company recorded $0.3 million and $15.7 million of revenue for the IRMA.
Non-Regulated Revenue
The following table disaggregates the Company’s non-regulated revenue by source for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contract operating and maintenance revenue	$4,352	$3,546	$11,195	$10,052
Other non-regulated revenue	957	1,218	4,386	3,557
Non-regulated revenue from contracts with customers	5,309	4,764	15,581	13,609
Lease revenue	608	585	1,798	1,732
Total non-regulated revenue	$5,917	$5,349	$17,379	$15,341

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
The following table presents the activity in the allowance for credit losses for the nine months ended September 30, 2026 and twelve months ended December 31, 2025:

	September 30, 2026	December 31, 2025
Beginning balance	$3,322	$4,128
Provision for credit loss expense	3,314	3,910
Write-offs	(3,220)	(5,281)
Recoveries	351	565
Total ending allowance balance	$3,767	$3,322
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the unaudited Condensed Consolidated Balance Sheets that total to the amounts shown on the unaudited Condensed Consolidated Statements of Cash Flows (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements on restricted cash):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$45,117	$51,820
Restricted cash	45,834	45,553
Total cash, cash equivalents, and restricted cash	$90,951	$97,373
Earnings per Share
Basic earnings per share of common stock is computed by dividing the net income attributable to California Water Service Group by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution from shares potentially issuable in connection with Restricted Stock Unit (RSU) awards under the Company’s equity incentive plan and shares potentially issuable under the Company’s equity forward sale agreement

(see Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements). Since the average price of the Company’s common stock did not exceed the adjusted forward price as of September 30, 2026, the equity forward sale agreement did not have a dilutive effect on earnings per share for the third quarter of 2026. Restricted Stock Awards (RSAs) are included in the common shares outstanding because the shares have all the same voting and dividend rights as issued and unrestricted common stock.
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
As of September 30, 2026, there was approximately $2.4 million of total unrecognized compensation cost related to RSAs. The cost is expected to be recognized over a weighted average period of 1.5 years.

A summary of the status of the outstanding RSAs as of September 30, 2026 is presented below:

	Number of RSA Shares	Weighted-Average Grant-Date Fair Value
RSAs at January 1, 2026	76,294	$47.34
Granted	63,767	47.00
Vested	(53,715)	47.36
RSAs at September 30, 2026	86,346	$47.07
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
The Company utilizes the Monte Carlo valuation model for market-based RSUs, which requires the use of subjective assumptions, to compute the fair value of market-based RSUs at the date of grant and recognizes expense ratably over the 34-month requisite service period. The fair value of performance-based RSUs is calculated based on the fair value of the Company’s common stock at the date of grant and the Company recognizes expense ratably over the 34-month requisite service period based on the expected attainment of the performance target. Changes in the estimates of the expected attainment of the performance target will result in a change in the number of shares that are expected to vest, which may cause a cumulative adjustment for the amount of expense during each reporting period in which such estimates are changed.
As of September 30, 2026, there was approximately $3.2 million of total unrecognized compensation cost related to RSUs. The cost is expected to be recognized over a weighted average period of 1.5 years.
A summary of the status of the outstanding RSUs as of September 30, 2026 is presented below:

	Number of RSU Shares	Weighted-Average Grant-Date Fair Value
RSUs at January 1, 2026	184,665	$49.43
Granted	88,457	47.03
Performance criteria adjustment	(20,384)	55.48
Vested	(17,384)	55.48
Forfeited	(4,668)	47.06
RSUs at September 30, 2026	230,686	$47.57
The Company recorded compensation costs for the RSAs and RSUs, which are included in administrative and general operating expenses, of $0.7 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company has recorded compensation costs for the RSAs and RSUs in the amount of $3.0 million and $4.1 million, respectively.
Note 4. Equity
On May 14, 2025, the Company entered into an equity distribution agreement to sell shares of its common stock having an aggregate gross sales price of up to $350.0 million (2025 Equity Agreement) from time to time, depending on market conditions, through an at-the-market equity program over the succeeding three years. Pursuant to the terms of the 2025 Equity Agreement, the Company may enter into forward sale agreements with counterparties. The forward sale agreements can be settled or net settled for delivery of physical shares or settled for cash at the option of the Company. The forward sale agreements are indexed to the Company’s common stock and qualify for equity classification. Accordingly, they are not remeasured for changes in the fair value of the Company’s common stock, and no related gains or losses are recognized in earnings. The Company intends to use the net proceeds from equity sales, after deducting commissions and offering expenses, for general corporate purposes, which may include working capital, construction and acquisition expenditures, investments and repurchases, and redemptions of securities. As of September 30, 2026, approximately $124.7 million remains available for sale under the at-the-market equity program.
During the three months ended September 30, 2026, the Company sold 1,027,038 shares of common stock through its at-the-market equity program and raised proceeds of $49.8 million, net of $0.5 million in commissions paid. During the nine months ended September 30, 2026, the Company sold 3,133,595 shares of common stock through its at-the-market equity program and raised proceeds of $143.9 million, net of $1.5 million in commissions paid.
During the three months ended September 30, 2026, the Company entered into forward sale agreements with counterparties at an initial weighted average forward purchase price of $49.50 per share. The initial forward purchase price is increased for the overnight bank funding rate, less a spread of 0.75 percent and less expected dividends on the Company’s common stock during the period the instrument is outstanding. As of September 30, 2026, the Company could have physically settled 1,583,398 shares of common stock with investors in exchange for cash of $77.8 million.
During the three and nine months ended September 30, 2025, the Company did not utilize the at-the-market equity program.
The Company’s changes in total equity for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at June 30, 2026	61,839	$618	$1,070,262	$749,745	$(13,152)	$2,619	$1,810,092
Net income (loss)	—	—	—	65,408	—	(12)	65,396
Issuance of common stock	1,041	11	51,756	—	—	—	51,767
Repurchase of common stock	(3)	—	(141)	—	—	—	(141)
Dividends paid on common stock ($0.335 per share)	—	—	—	(20,969)	—	—	(20,969)
Other comprehensive income, net of tax (a)	—	—	—	—	384	—	384
Investment in business with noncontrolling interest	—	—	(32)	—	—	32	—
Balance at September 30, 2026	62,877	$629	$1,121,845	$794,184	$(12,768)	$2,639	$1,906,529

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2026	59,638	$596	$973,454	$729,276	$(13,922)	$2,571	$1,691,975
Net income (loss)	—	—	—	125,910	—	(24)	125,886
Issuance of common stock	3,263	33	149,575	—	—	—	149,608
Repurchase of common stock	(24)	—	(1,092)	—	—	—	(1,092)
Dividends paid on common stock ($1.005 per share)	—	—	—	(61,002)	—	—	(61,002)
Other comprehensive income, net of tax (a)	—	—	—	—	1,154	—	1,154
Investment in business with noncontrolling interest	—	—	(92)	—	—	92	—
Balance at September 30, 2026	62,877	$629	$1,121,845	$794,184	$(12,768)	$2,639	$1,906,529

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at June 30, 2025	59,581	$596	$968,820	$692,319	$(6,909)	$2,443	$1,657,269
Net income (loss)	—	—	—	61,230	—	(114)	61,116
Issuance of common stock	12	—	2,344	—	—	—	2,344
Repurchase of common stock	(2)	—	(112)	—	—	—	(112)
Dividends paid on common stock ($0.300 per share)	—	—	—	(17,876)	—	—	(17,876)
Other comprehensive income, net of tax (a)	—	—	—	—	154	—	154
Investment in business with noncontrolling interest	—	—	(92)	—	—	92	—
Balance at September 30, 2025	59,591	$596	$970,960	$735,673	$(6,755)	$2,421	$1,702,895

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity

	Shares	Amount
	(In thousands)
Balance at January 1, 2025	59,484	$595	$966,975	$674,918	$(7,217)	$3,015	$1,638,286
Net income (loss)	—	—	—	116,729	—	(361)	116,368
Issuance of common stock	136	1	5,869	—	—	—	5,870
Repurchase of common stock	(29)	—	(1,326)	—	—	—	(1,326)
Dividends paid on common stock ($0.940 per share)	—	—	—	(55,974)	—	—	(55,974)
Other comprehensive income, net of tax (a)	—	—	—	—	462	—	462
Investment in business with noncontrolling interest	—	—	(558)	—	—	558	—
Distribution to noncontrolling interest	—	—	—	—	—	(791)	(791)
Balance at September 30, 2025	59,591	$596	$970,960	$735,673	$(6,755)	$2,421	$1,702,895
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
Cash contributions made by the Company to the pension plans were $2.2 million and $4.3 million for the nine months ended September 30, 2026 and 2025, respectively. No cash contributions were made by the Company to the other postretirement benefit plans for the nine months ended September 30, 2026 and 2025. The Company estimates in 2026 that the annual contribution to the pension plans will be $2.7 million and no annual contribution will be made to the other postretirement plans.

The following tables list components of net periodic benefit costs for the pension plans and other postretirement benefits. The data listed under “pension plan” includes the qualified pension plan and the non-qualified SERP. The data listed under “other benefits” is for all other postretirement benefit plans.

	Pension Plan		Other Benefits
	Three Months Ended September 30,
	2026	2025	2026	2025
Service cost	$5,783	$5,206	$1,330	$1,407
Interest cost	10,232	9,552	1,642	1,774
Expected return on plan assets	(14,276)	(12,792)	(3,679)	(3,197)
Amortization of prior service cost	132	132	38	38
Recognized net actuarial loss (gain)	605	195	(962)	(522)
Net periodic benefit cost (credit)	$2,476	$2,293	$(1,631)	$(500)

	Pension Plan		Other Benefits
	Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$17,347	$15,620	$3,991	$4,223
Interest cost	30,695	28,658	4,925	5,320
Expected return on plan assets	(42,827)	(38,378)	(11,038)	(9,591)
Amortization of prior service cost	394	394	116	116
Recognized net actuarial loss (gain)	1,817	583	(2,887)	(1,566)
Net periodic benefit cost (credit)	$7,426	$6,877	$(4,893)	$(1,498)

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
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants governing the Company and its subsidiaries’ consolidated total capitalization ratio and interest coverage ratio. As of September 30, 2026, the Company and Cal Water are in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities, as applicable.
There were no outstanding borrowings on the Company facility as of September 30, 2026 and December 31, 2025. Outstanding borrowings on the Cal Water facility as of September 30, 2026 and December 31, 2025 were $175.0 million and $130.0 million, respectively. The average borrowing rate for borrowings on the Company and Cal Water facilities during the nine months ended September 30, 2026 was 4.77% compared to 5.43% for the same period last year.

Note 7. Income Taxes
The Company adjusts its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. The Company also records the tax effect of unusual or infrequently occurring discrete items.
The provision for income taxes is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax expense	$17,726	$10,639	$31,672	$18,589
Income tax expense on other income and expenses	612	1,960	3,719	5,415
Total income tax expense	$18,338	$12,599	$35,391	$24,004
Total income tax expense increased $5.7 million and $11.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase in total income tax expense for the three months ended September 30, 2026 was primarily due to an increase in the effective tax rate (see below) and an increase in pre-tax operating income, which resulted from the 2024 CA GRC decision in the second quarter of 2026.
The Company’s effective tax rate was 21.9% and 17.1% before discrete items as of September 30, 2026 and September 30, 2025, respectively. The increase in the effective tax rate was primarily due to the decrease in Tax Cuts and Jobs Act (TCJA) scheduled refunds of excess deferred federal income taxes.
On June 27, 2024, California Senate Bill 167 (SB 167) was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Corporation tax. Among other things, this new law temporarily disallows the use of state net operating losses for years beginning in 2024 through 2026.
The Company had unrecognized tax benefits of approximately $21.7 million and $18.4 million as of September 30, 2026 and 2025, respectively. Included in the balance of unrecognized tax benefits as of September 30, 2026 and 2025, is $4.9 million and $4.2 million, respectively, of tax benefits that, if recognized, would result in an increase to the Company’s effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly within the next 12 months.

Note 8. Regulatory Assets and Liabilities
Regulatory assets and liabilities were comprised of the following as of September 30, 2026 and December 31, 2025:

	Recovery Period	September 30, 2026	December 31, 2025
Regulatory Assets
Property-related temporary differences (tax benefits flowed through to customers)	Indefinite	$199,465	$199,465
Asset retirement obligations, net	Indefinite	32,340	30,073
Other accrued benefits	Indefinite	28,406	26,263
Tank coating	Various	17,753	19,495
M-WRAM long-term regulatory asset	1 - 2 years	13,307	12,876
IRMA long-term accounts receivable	Various	11,165	22,077
Incremental Cost Balancing Accounts (ICBA)	1 year	8,507	4,722
Recoverable property losses	Various	1,609	2,051
General District Balancing Account (GDBA) long-term accounts receivable	Various	744	9,844
Customer Assistance Program and Rate Support Fund accounts receivable		—	2,651
Net WRAM and Modified Cost Balancing Account (MCBA) long-term accounts receivable		—	4,078
Other regulatory assets	Various	6,819	6,270
Total Regulatory Assets		$320,115	$339,865
Regulatory Liabilities
Cost of removal		$548,503	$523,813
Pension and retiree group health		216,972	219,133
Future tax benefits due to customers		101,930	103,662
Other components of net periodic benefit cost		30,180	24,248
Conservation Expense Balancing Account (CEBA)		5,929	5,202
Customer Assistance Program and Rate Support Fund accounts payable		4,237	—
PFAS settlement proceeds		3,397	25,193
ICBA		3,129	2,144
Health Cost Balancing Account (HCBA)		2,497	4,149
Pension Cost Balancing Account (PCBA)		1,933	17,837
Net WRAM and MCBA long-term payable		—	3,117
Other regulatory liabilities		1,616	1,316
Total Regulatory Liabilities		$920,323	$929,814
Short-term regulatory assets and liabilities are excluded from the above table. The short-term regulatory assets were $86.5 million as of September 30, 2026 and $72.5 million as of December 31, 2025. The short-term regulatory assets as of September 30, 2026 primarily consisted of IRMA, M-WRAM, GDBA, and ICBA receivables. As of December 31, 2025, the short-term regulatory assets primarily consisted of IRMA, M-WRAM, and ICBA receivables.
The short-term portion of regulatory liabilities was $89.9 million as of September 30, 2026 and $25.5 million as of December 31, 2025. The short-term regulatory liabilities as of September 30, 2026 consisted of PFAS settlement proceeds (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements), PCBA regulatory liabilities, CEBA regulatory liabilities, HCBA regulatory liabilities, and ICBA regulatory liabilities. As of December 31, 2025, the short-term regulatory liabilities primarily consisted of TCJA regulatory liabilities, ICBA regulatory liabilities, and PFAS settlement proceeds.

Note 9. Commitments and Contingencies
Commitments
The Company has long-term commitments to purchase water from water wholesalers. The Company also has operating and finance leases for water systems, offices, land easements, licenses, equipment, and other facilities. Material commitments and leases are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Water Supply Contracts
On August 16, 2022, BVRT, a majority owned subsidiary of Texas Water, entered into a long-term water supply agreement with the Guadalupe Blanco River Authority (GBRA) through its wholly owned subsidiary, Camino Real Utility (Camino Real). The Company has provided a limited guarantee to GBRA for the agreed upon obligations. GBRA is a water conservation and reclamation district established by the Texas Legislature that oversees water resources for 10 counties. Under the terms of the agreement with GBRA, Camino Real is contracted to receive up to 2,419 acre-feet of potable water annually. The GBRA agreement involves four off-takers, including Camino Real, and GBRA plans to extend a potable water pipeline from the City of Lockhart to the City of Mustang Ridge and surrounding areas. Camino Real is contracted to be the utility service provider in this area of the Austin metropolitan region and to provide potable water, recycled water, and wastewater services to portions of the City of Mustang Ridge and surrounding areas. In 2022, Camino Real committed $21.5 million for its share of the cost of the pipeline project. In 2023, Camino Real committed an additional $22.3 million for its share of the cost of the pipeline project. As of September 30, 2026, this committed cash has not been transferred to GBRA and is classified as part of restricted cash on the unaudited Condensed Consolidated Balance Sheets. The Company currently expects this committed cash to be transferred to GBRA in the first half of 2027.
Acquisitions
In November of 2025, Texas Water entered into an agreement to purchase the remaining membership interests of BVRT for a total purchase price of $45.0 million. As required by the membership interest purchase agreement, the Company made an initial payment of $7.0 million in the first quarter of 2026. An additional payment of $3.8 million was made in July of 2026, with the remainder due upon closing of the acquisition. Acquisition of the remaining membership interests is subject to satisfaction of customary closing conditions in addition to PUCT and the Company’s Board of Directors’ approval.
In February of 2026, the Company entered into an agreement to purchase Nexus Water Group’s Nevada and Oregon water and wastewater systems for approximately $218.0 million, subject to the finalization of closing conditions. The Company’s Board of Directors has approved the acquisition and the Company has obtained the required regulatory approvals for the change of control from the Oregon Public Utility Commission and the Public Utilities Commission of Nevada. The Company expects to close the acquisition before the end of 2026.
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
The Company is a party to four separate class-action settlements with the following companies: 3M Company; E.I. Du Pont de Nemours and Company (n/k/a EIDP, Inc.), DuPont de Nemours, Inc., The Chemours Company, The Chemours Company FC, LLC, and Corteva, Inc. (collectively, DuPont); Tyco Fire Products LP (Tyco); and BASF Corporation. These settlements are designed to resolve certain claims for PFAS contamination of drinking water in active public water systems. The Company plans to use settlement proceeds received, net of fees and expenses, to primarily offset capital expenditures required to comply with PFAS drinking water regulations. The proceeds will be allocated on a prorated basis to identified PFAS projects. The Company did not receive settlement proceeds for the three months ended September 30, 2026. For the nine months ended September 30, 2026, the Company received settlement proceeds, net of legal fees and expenses, from 3M Company, Tyco and BASF Corporation totaling $18.5 million. For the three and nine months ended September 30, 2025, settlement proceeds from 3M Company and DuPont were received, net of legal fees and expenses, totaling $24.2 million and $34.8 million, respectively. The Company expects to receive additional settlement proceeds from 3M Company in annual installments from 2027 to 2033.
Other Legal Matters
While the probable outcome of disputes and litigation matters, including those concerning groundwater contamination, cannot be predicted with any certainty, management does not believe, when taking into account existing reserves, the ultimate resolution of these matters will materially affect the Company’s financial position, results of operations, or cash flows. The cost of litigation is expensed as incurred and any settlement is first offset against such costs. Any settlement in excess of the cost to litigate is accounted for on a case-by-case basis, dependent on the nature of the settlement.
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
Assets measured at net asset value have not been classified in the fair value hierarchy and include investments in commingled funds that are comprised of fixed income and equity securities. These commingled funds are not publicly traded, and therefore no publicly quoted market price is readily available. The values of the commingled funds are measured at estimated fair value, which is determined based on the unit value of the funds. There are no restrictions on the terms and conditions upon which the investments may be redeemed.
Specific valuation methods include the following:
Cash, accounts receivable, short-term borrowings, and accounts payable carrying amounts approximated the fair value because of the short-term maturity of the instruments.
Pension and other postretirement benefit plan assets are measured at either net asset value or level 1 depending on the investment.
Long-term debt fair values were estimated using the published quoted market price, if available, or a discounted cash flow analysis, based on the current rates available using a risk-free rate (a U.S. Treasury securities yield curve) plus a risk premium of 1.0%.

	September 30, 2026
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,472,337	$—	$1,184,566	$—	$1,184,566

	December 31, 2025
		Fair Value
	Cost	Level 1	Level 2	Level 3	Total
Long-term debt, including current maturities, net	$1,474,238	$—	$1,284,272	$—	$1,284,272
Note 11. Accumulated Other Comprehensive Loss
The table below presents changes in accumulated other comprehensive loss (AOCL), net of tax, by component for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$(13,152)	$(6,909)	$(13,922)	$(7,217)
Amounts reclassified from AOCL	384	154	1,154	462
Ending balance	$(12,768)	$(6,755)	$(12,768)	$(6,755)

The table below presents amounts reclassified out of AOCL by component and the unaudited Condensed Consolidated Statements of Operations location of those amounts reclassified during the three and nine months ended September 30, 2026 and 2025, respectively.

	Amount Reclassified from AOCL
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of defined benefit pension items (a)
Prior service cost	$(21)	$(20)	$(61)	$(61)
Net actuarial loss	554	234	1,662	703
Total before tax	533	214	1,601	642
Tax benefit (b)	(149)	(60)	(447)	(180)
Total reclassification for the period, net of tax	$384	$154	$1,154	$462
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
Note 13. Subsequent Event
On October 14, 2026, the Company entered into a Note Purchase Agreement, which provides for the issuance of (i) $75.0 million principal amount of 6.08% Senior Unsecured Notes, Series C, due December 15, 2031 (2031 Notes) and (ii) $50.0 million principal amount of 6.41% Senior Unsecured Notes, Series D, due December 15, 2036 (2036 Notes). Also on October 14, 2026, Cal Water entered into a Bond Purchase Agreement, which provides for the issuance of (i) $50.0 million principal amount of 6.49% First Mortgage Bonds, Series 4, due December 15, 2046 (2046 Bonds) and (ii) $100.0 million principal amount of 6.54% First Mortgage Bonds, Series 5, due December 15, 2056 (2056 Bonds). The notes and the bonds are expected to be issued on or before December 31, 2026. The bonds are expected to be issued pursuant to a Sixty-Sixth Supplemental Indenture.
Interest on the 2031 Notes and the 2036 Notes will accrue semi-annually and be payable in arrears on June 15 and December 15 of each year, commencing on June 15, 2027. The 2031 Notes and the 2036 Notes will rank equally with the Company’s unsecured revolving credit facility.
Interest on the 2046 Bonds and 2056 Bonds will accrue semi-annually and be payable in arrears on June 15 and December 15 of each year, commencing on June 15, 2027. The 2046 Bonds and 2056 Bonds will rank equally with all of Cal Water’s other First Mortgage Bonds and are secured by liens on its properties, subject to certain exceptions and permitted liens.
The Company and Cal Water plan to use the net proceeds from the sale of the 2031 Notes, the 2036 Notes, the 2046 Bonds, and the 2056 Bonds to refinance existing indebtedness and for general corporate purposes. The 2031 Notes, the 2036 Notes, the 2046 Bonds, and the 2056 Bonds are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands unless otherwise stated)
FORWARD-LOOKING STATEMENTS
This quarterly report, including all documents incorporated by reference, contains forward-looking statements within the meaning established by the Private Securities Litigation Reform Act of 1995 (the PSLRA). The forward-looking statements are intended to qualify under provisions of the federal securities laws for “safe harbor” treatment established by the PSLRA. Forward-looking statements in this quarterly report are based on currently available information, expectations, estimates, assumptions and projections, and our management’s beliefs, assumptions, judgments and expectations about us, the water utility industry and general economic conditions. These statements are not statements of historical fact. When used in our documents, statements that are not historical in nature, including words like “will,” “would,” “expects,” “intends,” “plans,” “believes,” “may,” “could,” “estimates,” “assumes,” “anticipates,” “projects,” “progress,” “predicts,” “hopes,” “targets,” “forecasts,” “should,” “seeks,” “indicates,” or variations of these words or similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements in this quarterly report include, but are not limited to, statements describing our intention, indication or expectation regarding our financial performance, dividends or targeted payout ratio, our expectations, anticipations or beliefs regarding governmental, legislative, judicial, administrative or regulatory timelines, regulatory compliance, decisions, approvals, authorizations, requirements or other actions, the anticipated closing and timing of acquisition of Nexus Water Group’s (Nexus) Nevada and Oregon systems, and the remaining membership interests in BVRT Utility Holding Company LLC (BVRT) and expected benefits resulting from such transactions, rate amounts, cost recovery or refunds, expected impact of certain per- and polyfluoroalkyl substances (PFAS) regulations, our expected or estimated revenue, our intentions regarding recovery billing, our expectations regarding regulatory asset and operating revenue recognition, estimates of, or expectations regarding, capital expenditures, funding needs or other capital requirements, obligations, contingencies or commitments, our expectations regarding water sources, our beliefs regarding adequacy of water supplies, our anticipation regarding renewing water supply contracts and estimated water prices, estimates and assumptions relating to our significant accounting policies, such as deferred revenue or assets or refund of advances, our expectations or assumptions regarding employee benefit plans and stock-based compensation and estimated contributions to our pension plans and other postretirement benefit plans, our estimated annual effective tax rate and expectations regarding tax benefits, our intentions regarding use of net proceeds from any future equity or debt issuances or borrowings, our ability to complete the issuance of the notes and bonds described in this report on the expected timing or at all, our expectations, intentions or anticipations regarding our sources of funding, capital structure, including authorized return on equity, cost of debt and rate of return, or capital allocation plans, our intentions regarding growth opportunities or our expectations regarding the amount, timing, and use of settlement proceeds relating to certain PFAS-contamination claims. The forward-looking statements are not guarantees of future performance. They are based on numerous assumptions that we believe are reasonable, but they are open to a wide range of uncertainties and business risks. Consequently, actual results or outcomes may vary materially from what is contained in a forward-looking statement.
Factors which may cause actual results or outcomes to be different than those expected or anticipated include, but are not limited to:
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
•the impact of stagnating or worsening business and economic conditions, including inflationary pressures, general economic slowdown or a recession, changes in tariff policy, the interest rate environment, changes in monetary policy, adverse capital markets activity or macroeconomic conditions as a result of geopolitical conflicts, including ongoing conflicts in Ukraine and the Middle East, and the prospect of shutdowns of the U.S. federal government;
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
For the nine months ended September 30, 2026, there were no material changes in the methodology for computing critical accounting estimates, no additional accounting estimates met the standards for critical accounting policies, and there were no material changes to the important assumptions underlying the critical accounting estimates.
RESULTS OF OPERATIONS
Net Income Attributable to California Water Service Group
Net income attributable to California Water Service Group for the three months ended September 30, 2026 was $65.4 million or $1.05 earnings per diluted common share, compared to net income of $61.2 million or $1.03 earnings per diluted common share for the three months ended September 30, 2025. The $4.2 million increase in net income was due to an increase in operating revenue of $21.0 million primarily due to rate increases and new customers, partially offset by a decrease in customer usage. The operating revenue increase was partially offset by an increase in operating expenses of $8.9 million. The operating expense increase was primarily due to increases in other operations expense of $4.1 million, operating income tax expense of $7.1 million, and property and other taxes of $1.3 million. These operating expense increases were partially offset by decreases in administrative and general expense of $1.2 million and depreciation and amortization expenses of $1.4 million. Additionally, net other income decreased by $6.0 million and net interest expense increased by $1.8 million.
Net income attributable to California Water Service Group for the nine months ended September 30, 2026 was $125.9 million or $2.07 earnings per diluted common share, compared to net income of $116.7 million or $1.96 earnings per diluted common share for the nine months ended September 30, 2025. The $9.2 million increase in net income was due to an increase in operating revenue of $75.1 million primarily as a result of the cumulative adjustment for the impacts of the 2024 CA GRC, retroactive to January 1, 2026, and rate increases and new customers, partially offset by a decrease in customer usage. The operating revenue increase was partially offset by an increase in operating expenses of $48.2 million. The operating expense increase was primarily due to increases in water production costs of $14.1 million, other operations expense of $19.9 million, operating income tax expense of $13.1 million and property and other taxes of $3.4 million. These operating expense increases were partially offset by a decrease in depreciation and amortization expenses of $3.9 million. Additionally, net other income decreased by $9.5 million and net interest expense increased by $8.0 million.

Operating Revenue
For the three months ended September 30, 2026, operating revenue increased $21.0 million, or 6.7%, to $332.2 million as compared to $311.2 million for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, operating revenue increased $75.1 million, or 9.6%, to $855.3 million as compared to $780.2 million for the nine months ended September 30, 2025.
The sources of the change in operating revenue were:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026 vs. 2025	2026 vs. 2025
Net change due to rate changes, new customers, and other (1)	$25,940	$55,798
Interim Rates Memorandum Account (IRMA) revenue (2)	329	15,654
Customer usage decrease	(4,410)	(3,874)
Deferred revenue recognition (3)	(927)	7,596
Net operating revenue change	$20,932	$75,174
1.The net change due to rate changes, new customers, and other for the three months ended September 30, 2026 was primarily due to rate increases and new customers of $22.1 million and the recognition of Drought Response Memorandum Account (DREMA) related revenue of $3.9 million (see “DREMA” in Regulatory Matters below for more details). For the nine months ended September 30, 2026, the net change due to rate changes, new customers, and other was primarily due to rate increases and new customers of $51.9 million and the recognition of DREMA related revenue of $3.9 million.
2.Due to the delay in the resolution of the 2024 CA GRC, the CPUC authorized Cal Water to track in an IRMA the variances between actual customer billings and those that would have been billed assuming the 2024 CA GRC had been implemented on January 1, 2026. Such variances are recorded as regulatory balancing account revenue. The 2024 CA GRC was approved in April of 2026 and final rates for the 2024 CA GRC were implemented in the second half of 2026; as a result, Cal Water recorded IRMA revenue for the periods in which the 2024 CA GRC was yet to be implemented.
3.Deferred revenue consists of amounts that are expected to be collected from customers beyond 24 months following the end of the accounting period in which the sales transaction occurred. Deferred revenue for the nine months ended September 30, 2026 was recognized due to changes in the amount expected to be collected beyond 24 months.
Total Operating Expenses
For the three months ended September 30, 2026, total operating expenses increased $8.9 million, or 3.7%, to $249.5 million, as compared to $240.6 million for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, total operating expenses increased $48.2 million, or 7.6%, to $683.6 million, as compared to $635.4 million for the nine months ended September 30, 2025.
Water Production Costs
Water production costs decreased $0.6 million, or 0.6%, for the three months ended September 30, 2026 as compared to the same period in 2025.
Water production costs increased $14.1 million, or 5.6%, for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to an increase in wholesale rates, partially offset by a decrease in customer usage.

The components of water production costs are shown in the table below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Purchased water	$80,781	$81,872	$(1,091)	$204,936	$198,100	$6,836
Purchased power	17,318	15,142	2,176	41,375	35,347	6,028
Pump taxes	4,004	5,689	(1,685)	18,964	17,750	1,214
Total	$102,103	$102,703	$(600)	$265,275	$251,197	$14,078
Sources of water as a percent of total water production are listed in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Well production	51%	52%	51%	52%
Purchased	43%	42%	42%	42%
Surface	4%	4%	4%	3%
Recycled	2%	2%	3%	3%
Total	100%	100%	100%	100%
Administrative and General
Administrative and general expenses decreased $1.2 million for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily due to a $1.0 million decrease in employee related costs and a $0.6 million reduction related to the recovery of previously incurred Drought Memorandum Account (DRMA) costs (see “DRMA” in Regulatory Matters below for more details). These decreases were partially offset by a $0.5 million increase in other general corporate expenses.
Administrative and general expenses increased $1.2 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $3.5 million increase in consulting services and a $1.8 million increase in other general corporate expenses. These increases were partially offset by a $3.4 million decrease in employee related costs and a $0.6 million reduction related to the recovery of previously incurred DRMA costs.
Other Operations
Other operations expenses increased $4.1 million for the three months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily due to an increase of $2.8 million in conservation program expenses, an increase of $1.7 million in water transmission and distribution costs, and an increase of $0.9 million in miscellaneous office expenses. These increases were partially offset by a $2.3 million reduction related to the recovery of previously incurred PFAS Memorandum Account (PFAS MA) costs (see “PFAS MA” in Regulatory Matters below for more details) and a $1.1 million reduction related to the recovery of previously incurred DRMA costs.
Other operations expenses increased $19.9 million for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily due to the recognition of $8.1 million of costs associated with recognized deferred revenue, an increase of $5.5 million in conservation program expenses, an increase of $2.0 million in water transmission and distribution costs, and an increase of $1.5 million in labor expense. These increases were partially offset by a $2.3 million reduction related to the recovery of previously incurred PFAS MA costs and a $1.1 million reduction related to the recovery of previously incurred DRMA costs.
Depreciation and Amortization
Depreciation and amortization expense decreased $1.4 million and $3.9 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The decreases were primarily due to lower depreciation rates in California, which were approved in the 2024 CA GRC.
Operating Income Tax Expense
Operating income tax expense increased $7.1 million and $13.1 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to increases in the effective tax rate due to reductions in Tax Cuts and Jobs Act refunds of excess deferred federal income taxes and increases in pre-tax operating income, which primarily resulted from the 2024 CA GRC decision in the second quarter of 2026.

Property and Other Taxes
Property and other taxes increased $1.3 million and $3.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to utility plant placed in service in 2025.
Other Income and Expenses
Net other income decreased $6.0 million for the three months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a $3.9 million reduction associated with our non-qualified benefit plan investment gains, a $1.5 million reduction in other components of net periodic benefit credit, and an increase of $1.4 million in acquisition-related expenses.
Net other income decreased $9.5 million for the nine months ended September 30, 2026, as compared to the same period in 2025. The decrease was primarily due to a $4.7 million reduction in other components of net periodic benefit credit, an increase of $4.1 million in acquisition-related expenses and a $3.0 million reduction associated with our non-qualified benefit plan investment gains. The decreases in net other income were partially offset by a $0.6 million gain associated with Company-owned life insurance policies.
Net Interest Expense
Net interest expense increased $1.8 million and $8.0 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increases were primarily due to higher average outstanding borrowings, partially offset by lower interest rates.
REGULATORY MATTERS
California Regulatory Activity
2024 CA GRC Application
The California Public Utilities Commission (CPUC) approved a decision on April 30, 2026 in the 2024 CA GRC (Decision 26-04-045) affecting Cal Water’s Class A districts in California (consisting of all regulated systems except Grand Oaks, a small Class D system). The decision marked the end of an extensive review of Cal Water’s water system improvement plans, costs, and rates. The decision, as issued, adopts a revised version of the proposed decision issued on April 29, 2026, to change rates to increase 2026 revenues by approximately $90.5 million retroactive to January 1, 2026. It also potentially increases revenues by approximately $43.2 million for 2027 and $48.9 million for 2028, subject to the CPUC’s earnings test and inflationary adjustments.
The decision authorizes Cal Water to invest approximately $1.45 billion from 2024 through 2027 to upgrade infrastructure, such as water quality projects to help protect customers from existing and newly regulated contaminants; pipes and other infrastructure to keep pumping and delivering water reliably; equipment to keep water flowing during power outages and shutoffs; cyber and physical security improvements to help protect employees, customers, and facilities; and water supply initiatives to secure long-term sustainability of water sources. It also authorizes up to $229.0 million of infrastructure projects that may be submitted for recovery via the CPUC’s advice letter process.
The decision also authorizes key revenue stabilization mechanisms, including continuation of the Monterey-Style Revenue Adjustment Mechanism (M-WRAM), a higher percentage of revenue collected in fixed charges, and reinstates the annual Sales Reconciliation Mechanism. In addition, it includes provisions that allow for recovery of certain costs through balancing accounts and other regulatory mechanisms designed to mitigate volatility in customer usage and uncertain costs.
In May of 2026, pursuant to standard procedures, Cal Water submitted a request for expedited corrections to the appendices of the April 30, 2026 decision. The appendices contained certain language, numbers, and calculations that were inconsistent or did not fully reflect the substantive outcomes described in the approved decision. On June 1, 2026, the Executive Director of the CPUC issued a decision approving the corrections (Decision 26-06-001).
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

In March and May of 2026, Cal Water also submitted rate base offset advice letters requesting revenue increases of $1.5 million and $9.9 million, respectively, for additional capital projects completed in its Class A water systems. Cal Water implemented new rates incorporating all the items discussed above (GRC revenue increases and various offsets) on July 1, 2026 for most of its ratemaking areas, and implemented new rates on August 1, 2026 and October 1, 2026 for a small subset of its ratemaking areas.
2024 CA GRC IRMA
In June of 2025, Cal Water filed a motion requesting authority to increase rates by inflation on January 1, 2026 (interim rates) and for the establishment of an IRMA in the event the CPUC did not issue a final decision for the 2024 CA GRC in time for new rates to be implemented on January 1, 2026. In October of 2025, the CPUC granted Cal Water’s motion for interim rates and the establishment of the IRMA. In November of 2025, Cal Water filed an advice letter implementing a three percent increase in interim rates for most districts, and creation of the IRMA, effective as of January 1, 2026. The IRMA tracks the difference between interim rates and the final rates that were approved pursuant to the CPUC’s final decision on the 2024 CA GRC during the period in which final rates are yet to be implemented. The 2024 CA GRC was approved in April of 2026 and final rates based on the 2024 CA GRC were implemented in the second half of 2026.
In September of 2026, Cal Water submitted an advice letter requesting approval to recover a net $14.2 million tracked in the IRMA. The net balance included $15.7 million to be recovered for the difference between final rates and interim rates. This difference was recorded as a net regulatory asset with a corresponding change to revenue. The net recovery also included $1.5 million to be refunded for Rate Support Fund and Customer Assistance Program credits that would have been given to customers had the rate case been approved on time. This difference was recorded as a net regulatory liability and does not impact revenue. The advice letter was approved and the new surcharges/surcredits were implemented on October 1, 2026. The surcharges and surcredits are generally being billed/refunded over 12 months.
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
In September of 2026, Cal Water submitted an advice letter to request offsets for increases in purchased water costs and pump taxes totaling $10.7 million. The new rates were implemented on October 1, 2026.
M-WRAM Filing
In June of 2026, Cal Water submitted an advice letter requesting surcharges to bill for the M-WRAM related undercollections for 2025 for its regulated districts with tiered residential rates. The advice letter was approved and $26.1 million is being recovered from customers in the form of 12- and 24-month surcharges. The new rates were implemented on July 1, 2026. These new surcharges are in addition to surcharges authorized in prior years that have not yet expired.
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

2021 CA GRC Conservation Expense Balancing Account (CEBA), Health Cost Balancing Account (HCBA), Pension Cost Balancing Account (PCBA) Filing
In May of 2026, Cal Water submitted an advice letter and was approved to amortize the CEBA, HCBA and PCBA from the 2021 CA GRC that tracked the difference between the costs authorized in customer rates and actual costs incurred for the period of 2023-2025. For the CEBA, $4.8 million is being refunded to customers in the form of one-time or 12-month surcredits as actual conservation program costs during 2023-2025 were lower than authorized costs in customer rates. For the HCBA, $4.2 million is being refunded to customers in the form of one-time or 12-month surcredits as actual employee and retiree medical costs during 2023-2025 were lower than authorized costs in customer rates. For the PCBA, $17.9 million is being refunded to customers in the form of one-time or 12-month surcredits as actual costs for employee pension benefits during 2023-2025 were lower than adopted costs in customer rates. The new credits for these accounts were implemented on July 1, 2026.
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
DRMA
In August of 2026, Cal Water was approved to recover $1.9 million of incremental drought-related costs incurred from January 2023 to August 2024 tracked in the DRMA. The new surcharges were implemented on October 1, 2026.
DREMA
In August of 2026, Cal Water was approved to recover a net $3.9 million of revenue changes as a result of the activation of Rule 14.1 and Schedule 14.1 of Cal Water’s Water Use Restrictions of its Water Shortage Contingency Plan for the period from January 2023 to August 2024. The new surcharges were implemented on October 1, 2026.
PFAS MA
In September of 2026, the CPUC approved a decision adopting a settlement agreement related to the PFAS application that Cal Water submitted in June of 2025. Cal Water is authorized a total capital budget of $113.1 million, net of litigation settlement proceeds after deducting fees and expenses, for PFAS treatment projects in 2026 and 2027. Cal Water will be able to use the tier 2 advice letter process for recovery of these capital costs. The decision also authorized the amortization of incremental costs tracked in the PFAS MA of $2.5 million through December 31, 2024. The new surcharges are expected to be implemented on January 1, 2027.
Water Cost of Capital Mechanism (WCCM)
The WCCM automatically adjusts the rate of return when the Moody’s Utilities Bond Index fluctuates between cost of capital applications. In October of 2026, Cal Water evaluated the WCCM for 2027 and determined that it was not triggered. Since the WCCM was not triggered, there will be no change to Cal Water’s 10.27% return on equity for 2027.
Regulatory Activity - Other States
Washington Water Service Company (Washington Water) – 2025 East Pierce and Legacy Water Systems GRC
In September of 2025, Washington Water filed a tariff update with the Washington Utilities and Transportation Commission for the East Pierce and Legacy water systems to increase revenues by $4.9 million. The general rate increase includes recovery of expenses and capital expenditures. In the third quarter of 2026, a decision was issued authorizing a revenue increase of $4.1 million. The new base rates were effective on October 1, 2026.

Hawaii Water Service Company (Hawaii Water) – 2025 Kapalua GRC and 2026 Request for Water Production Regulatory Asset
In November of 2025, Hawaii Water filed a rate case with the State of Hawaii Public Utilities Commission (HPUC) to increase revenue in its Kapalua water and wastewater systems by $2.2 million. The request seeks to recover increases in purchased water costs, higher operating expenses, and the cost of completed capital investments. In October of 2026, a final decision was issued to increase water and wastewater revenues by a combined $1.9 million. The new rates were effective on October 21, 2026.
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
Hawaii Water – 2026 Kona Water GRC
In August of 2026, Hawaii Water filed a GRC with the HPUC requesting an annual revenue increase of $2.7 million for its Kukio water and wastewater systems. The request seeks to recover costs of capital investment, inflation and overall cost increases since the prior GRC.
TWSC, Inc. (Texas Water) – 2024 GRC
In June of 2024, BVRT filed a GRC for 5 utilities with the Public Utility Commission of Texas (PUCT). Consumer advocates reviewed the filing and submitted reports in April and May of 2025, and BVRT filed its rebuttal testimony in June of 2025. The initial phase of the interim rates was implemented on July 25, 2025, and the second phase of the interim rates was implemented on October 1, 2026. Subsequently, a comprehensive settlement agreement was reached, establishing the framework for the final rates. The final PUCT approval of the settlement agreement is pending.
Texas Water – Certificate of Convenience and Necessity (CCN)
In February of 2022, Camino Real Utility filed a new wastewater CCN and Sale, Transfer, or Merger application with the PUCT to transfer an existing sewer service area and establish a new sewer service area in Caldwell and Travis Counties. PUCT has set a year-end 2026 schedule to complete the application.
Texas Water – Change of Control
On March 6, 2026, a change of control application was filed with the PUCT to acquire the remaining membership interests of BVRT. On October 7, 2026, the PUCT issued a draft preliminary order. The Texas Office of Public Utility Counsel has requested a hearing on the application which should be scheduled shortly. The final PUCT approval of the transaction is expected in early 2027.
Nexus in Oregon and Nevada
On April 2, 2026, we filed a change of control application for the purchase of 100% of the equity interest in Nexus’s water systems in Oregon with the Oregon Public Utility Commission (OPUC). Regulatory approval is a required closing condition for the acquisition. On October 27, 2026, the OPUC approved our change of control application and we expect to close the acquisition before the end of 2026.
On April 10, 2026, we filed a change of control application for the purchase of 100% of the equity interest in Nexus’s water and wastewater systems in Nevada with the Public Utilities Commission of Nevada (PUCN). Regulatory approval is a required closing condition for the acquisition. On August 11, 2026, the PUCN issued an order authorizing the transfer of control, and we expect to close the acquisition before the end of 2026.
LIQUIDITY
Cash Flow from Operating Activities
During the nine months ended September 30, 2026, we generated cash flow from operations of $262.2 million, compared to $254.7 million for the same period in 2025. The increase in the first nine months of 2026 as compared to the same period in 2025, was primarily due to an increase in cash collections due to an increase in customer rates. Cash generated by operations varies during the year primarily due to customer billings and timing of collections.

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
Cash Flow from Investing Activities
During the nine months ended September 30, 2026 and 2025, we used $424.8 million and $364.7 million, respectively, of cash for Company-funded and developer-funded utility capital expenditures. Cash used in investing activities fluctuates each year largely due to the availability of construction resources and our ability to obtain construction permits in a timely manner. For 2026, our utility capital expenditures are estimated to be between $600.0 million and $620.0 million based on the 2024 CA GRC and normal capital needs in the other subsidiaries.
Cash Flow from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $157.8 million compared to $139.1 million for the same period in 2025. For the nine months ended September 30, 2026, we issued $143.9 million of Company common stock through our at-the-market equity program and $2.0 million of Company common stock through our employee stock purchase plan. For the nine months ended September 30, 2025, we issued $1.9 million through our employee stock purchase plan. We received $18.5 million and $34.8 million of PFAS settlement proceeds for the nine months ended September 30, 2026 and 2025, respectively. We also made payments of $10.8 million as required by the membership interest purchase agreement (see Acquisitions below) during the first nine months of 2026. For the nine months ended September 30, 2026 and 2025, we paid dividends of $61.0 million and $56.0 million, respectively.
For the nine months ended September 30, 2026 and 2025, we borrowed $655.0 million and $420.0 million, respectively, on our unsecured revolving credit facilities. We made repayments on our unsecured revolving credit facilities of $610.0 million and $280.0 million during the nine months ended September 30, 2026 and 2025, respectively.
The combined total net IRMA, M-WRAM, Water Revenue Adjustment Mechanism and Modified Cost Balancing Account receivable balance was $81.5 million and $98.0 million as of September 30, 2026 and 2025, respectively. The receivable balances were primarily financed by Cal Water using short-term financing arrangements to meet operational cash requirements. Interest on the receivable balances, which represents the interest recoverable from customers, is limited to the then-current 90-day commercial paper rates, which typically are lower than Cal Water’s short-term financing rates.
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
As of September 30, 2026 and December 31, 2025, short-term borrowings of $175.0 million and $130.0 million, respectively, were outstanding on the unsecured revolving credit facilities.
Given our ability to access the Company and Cal Water credit facilities on a daily basis, cash balances are managed to levels required for daily cash needs and excess cash is invested in short-term or cash equivalent instruments.
The Company and Cal Water facilities contain affirmative and negative covenants and events of default customary for credit facilities of this type including, among other things, limitations and prohibitions relating to additional indebtedness, liens, mergers, and asset sales. Also, the Company and Cal Water facilities contain financial covenants that require the Company and its subsidiaries’ debt portion of the Company’s consolidated total capitalization ratio not to exceed 66.7% and an interest coverage ratio of three or more to one (each as defined in the respective credit agreements). As of September 30, 2026, we were in compliance with all of the covenant requirements and are eligible to use the full amount of the undrawn portion of the Company and Cal Water facilities.
Long-term financing, which includes first mortgage bonds, other debt securities, and common stock, has typically been used to replace short-term borrowings and fund capital expenditures. Internally generated funds, after making dividend payments, provide positive cash flow, but have not been at a level to meet the needs of our capital expenditure requirements. Management expects this trend to continue given our capital expenditure plans for the next five years. Some capital expenditures are funded by payments received from developers for contributions in aid of construction or advances for construction. Funds received for contributions in aid of construction are non-refundable, whereas funds classified as advances for construction are refundable. Management believes long-term financing is available to meet our cash flow needs through issuances of both debt and equity instruments.
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

Summarized Statement of Operations
(in thousands)	Nine Months Ended September 30, 2026		Twelve Months Ended December 31, 2025
	Issuer	Guarantor	Issuer	Guarantor
Net sales	$779,441	$—	$912,596	$—
Gross profit	$528,948	$—	$609,333	$—
Income from operations	$168,694	$1,902	$169,549	$1,479
Equity in earnings of guarantor	$—	$123,073	$—	$121,748
Net income	$126,329	$125,886	$128,048	$127,848

Summarized Balance Sheet Information
(in thousands)	As of September 30, 2026		As of December 31, 2025
	Issuer	Guarantor	Issuer	Guarantor
Current assets	$303,458	$5,156	$260,566	$13,713
Intercompany receivable from guarantor & non-issuer subsidiaries	9,240	177,962	7,055	69,246
Other assets	688,889	1,564,465	689,390	1,478,043
Long-term intercompany receivable from non-issuer subsidiaries	—	144,637	—	135,016
Net utility plant	4,495,246	—	4,187,250	—
Total assets	$5,496,833	$1,892,220	$5,144,261	$1,696,018

Current liabilities	$540,779	$2,820	$383,953	$3,882
Intercompany payable to guarantor & non-issuer subsidiaries	80,838	2,398	—	2,498
Long-term debt	1,302,812	169,150	1,302,788	169,092
Other liabilities	2,015,392	3,284	1,988,083	3,284
Total liabilities	$3,939,821	$177,652	$3,674,824	$178,756

Dividends
During the nine months ended September 30, 2026, our quarterly common stock dividend payments were $1.005 per share compared to $0.94 per share, which includes a one-time special dividend of $0.04 per share, for the nine months ended September 30, 2025. For the full year 2025, the payout ratio was 57.6% of net income. On a long-term basis, our goal is to achieve a dividend payout ratio of approximately 60% of net income.
At the October 28, 2026 meeting, the Company’s Board of Directors declared the fourth quarter dividend of $0.335 per share payable on November 20, 2026, to stockholders of record on November 9, 2026. This was our 327th consecutive quarterly dividend.
2026 Financing Plan
We intend to fund our utility plant investment financing requirements in future periods through a relatively balanced approach between long-term debt and equity.
We utilize the Company and Cal Water facilities for our short-term financing needs. As of September 30, 2026, the availability on the Company and Cal Water credit facilities was $200.0 million and $225.0 million, respectively.
On October 14, 2026, the Company entered into a Note Purchase Agreement, which provides for the issuance of (i) $75.0 million principal amount of 6.08% Senior Unsecured Notes, Series C, due December 15, 2031 (2031 Notes) and (ii) $50.0 million principal amount of 6.41% Senior Unsecured Notes, Series D, due December 15, 2036 (2036 Notes). Also on October 14, 2026, Cal Water entered into a Bond Purchase Agreement, which provides for the issuance of (i) $50.0 million principal amount of 6.49% First Mortgage Bonds, Series 4, due December 15, 2046 (2046 Bonds) and (ii) $100.0 million principal amount of 6.54% First Mortgage Bonds, Series 5, due December 15, 2056 (2056 Bonds). The notes and the bonds are expected to be issued on or before December 31, 2026. The bonds are expected to be issued pursuant to a Sixty-Sixth Supplemental Indenture.
Interest on the 2031 Notes and the 2036 Notes will accrue semi-annually and be payable in arrears on June 15 and December 15 of each year, commencing on June 15, 2027. The 2031 Notes and the 2036 Notes will rank equally with the Company’s unsecured revolving credit facility.
Interest on the 2046 Bonds and 2056 Bonds will accrue semi-annually and be payable in arrears on June 15 and December 15 of each year, commencing on June 15, 2027. The 2046 Bonds and 2056 Bonds will rank equally with all of Cal Water’s other First Mortgage Bonds and are secured by liens on its properties, subject to certain exceptions and permitted liens.
We intend to use the net proceeds from the sale of the 2031 Notes, the 2036 Notes, the 2046 Bonds, and the 2056 Bonds to refinance existing indebtedness and for general corporate purposes. The 2031 Notes, the 2036 Notes, the 2046 Bonds, and the 2056 Bonds are not registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
Book Value and Stockholders of Record
Book value per common share was $30.28 at September 30, 2026 compared to $28.33 at December 31, 2025. There were approximately 1,681 stockholders of record for our common stock as of August 10, 2026.
Utility Plant Expenditures
During the nine months ended September 30, 2026, utility plant expenditures totaled $424.8 million, including Company-funded projects of $377.8 million and developer-funded projects of $47.0 million. For 2026, we estimate utility capital expenditures to be between $600.0 million and $620.0 million based on the 2024 CA GRC and normal capital needs in the other subsidiaries. The range includes an estimated PFAS compliance cost of $50.0 million for 2026.
As of September 30, 2026, construction work in progress was $486.9 million. Construction work in progress includes projects that are under construction but not yet complete and placed in service.
PFAS Settlement Proceeds
See Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for details on settlement proceeds from PFAS manufacturers.
Acquisitions
In November of 2025, we entered into an agreement to purchase the remaining membership interests of BVRT for $45.0 million. As required by the membership interest purchase agreement, we made an initial payment of $7.0 million in the first quarter of 2026. An additional payment of $3.8 million was made in July of 2026, with the remainder due upon closing of the acquisition. Acquisition of the remaining membership interests is subject to satisfaction of customary closing conditions in addition to PUCT and our Board of Directors’ approval. On October 7, 2026, the PUCT issued a draft preliminary order for our change of control application and final approval of the transaction is expected in early 2027. We expect to fund the purchase with cash from operations.
In February of 2026, we agreed to purchase Nexus’s Nevada and Oregon water and wastewater systems for approximately $218.0 million, subject to the finalization of closing adjustments. Our Board of Directors has approved the acquisition and we have obtained the required regulatory approvals for the change of control from the OPUC and the PUCN. We expect to close the acquisition before the end of 2026 and fund the purchase with a combination of cash from operations and debt and equity capital raises.
Commitments
In the first half of 2027, we expect to transfer $43.8 million to Guadalupe Blanco River Authority for our share of the cost of a pipeline project in Texas (see Note 9 of the Notes to Unaudited Condensed Consolidated Financial Statements for more details).
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
Historically, approximately half of our annual water supply is pumped from wells. State groundwater management agencies operate differently in each state. Some of our wells extract groundwater from adjudicated groundwater basins, in which a court has settled the dispute between landowners, or other parties over how much annual groundwater can be extracted by each party. All of our adjudicated groundwater basins are located in the State of California. Our average annual groundwater extraction from adjudicated groundwater basins approximates 8.2 billion gallons or 15.0% of our total average annual (2024 to 2025) water supply pumped from wells. Historically, we have extracted less than 100% of our annual adjudicated groundwater rights and have the right to carry forward up to 20% of the unused amount to the next annual period. All of our remaining wells extract groundwater from locally managed or unmanaged water basins or aquifers. There are currently no set limits for the groundwater extracted from these water basins or aquifers. Our average annual groundwater extraction from managed groundwater basins approximates 30.9 billion gallons or 56.2% of our total average annual (2024 to 2025) water supply pumped from wells. Many managed groundwater basins from which we extract water have groundwater recharge facilities that we financially support by paying well pump taxes. For the nine months ended September 30, 2026 and 2025, our well pump taxes were $19.0 million and $17.8 million, respectively. In 2014, the State of California enacted the Sustainable Groundwater Management Act of 2014 (SGMA). The law and its implementing regulations required most basins to create a sustainability agency by 2017, develop a sustainability plan by the end of 2022, and show progress toward sustainability by 2027. We expect that after the SGMA provisions are fully implemented, all of our California groundwater will be produced from sustainably managed and/or adjudicated basins.
California’s normal weather pattern yields little precipitation between mid-spring and mid-fall. The Washington Water service areas receive precipitation in all seasons, with the heaviest amounts during the winter. New Mexico Water’s rainfall is heaviest in the summer monsoon season. Hawaii Water receives precipitation throughout the year, with the largest amounts in the winter months. Typically, water usage in all service areas is highest during the warm and dry summers and declines in the cool winter months. Rain and snow during the winter months in California replenish underground water aquifers and fill reservoirs, providing the water supply for subsequent delivery to customers. As of October 13, 2026, statewide precipitation was 117% of long-term averages and statewide reservoir storage was above long-term averages during the 2026 to 2027 water year (per the California Department of Water Resources). Management believes that supply pumped from underground aquifers and purchased from wholesale suppliers will be adequate to meet customer demand during 2026 and thereafter. However, water rationing may be required in future periods, dependent on local conditions or if declared by the state or local jurisdictions. Long-term water supply plans are developed for each of our service areas to help assure an adequate water supply under various operating and supply conditions. Some service areas have unique challenges in meeting water quality standards, but management believes that supplies will meet current standards using currently available treatment processes or by installing the best available technologies.
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
In April of 2024, the EPA finalized a National Primary Drinking Water Regulation (NPDWR) establishing legally enforceable MCLs for six PFAS in drinking water. Under the PFAS regulation, water utilities across the country are required to complete initial PFAS monitoring by 2027 and to implement treatment for sources exceeding the MCL by 2029. In January of 2026, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit unanimously denied an EPA request to vacate and remove MCLs on four PFAS. Multi-party litigation continues regarding the PFAS MCLs. Final briefs were submitted in March of 2026, oral argument was held in September of 2026, and a decision is possible in late 2026. In May of 2026, the EPA proposed two new rules. The first proposed rule would retain MCLs for perfluorooctanoic acid and perfluorooctane sulfonate while providing a mechanism for water systems to seek an extension of the MCL compliance deadline from April 2029 to April 2031. The second proposed rule would rescind the NPDWR for four PFAS as well as related changes. It is anticipated that the EPA will issue final rules in the fourth quarter of 2026. We estimate a capital investment of approximately $228.0 million will be required to comply with the currently effective regulation.
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
CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2026, there were no material changes in contractual obligations outside the normal course of business.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes to Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. RISK FACTORS
Except as disclosed below, there have been no material changes to the Company’s risk factors set forth in Part I, Item 1A of the 2025 Annual Report on Form 10-K.
Settlement provisions contained in our forward sale agreements subject us to certain risks.
We have entered into forward sale agreements with certain forward purchasers. Each forward purchaser has the right to accelerate the forward sale agreement to which it is a party with respect to all or a portion of the transaction underlying such forward sale agreement and require us to physically settle shares of common stock on a date specified by such forward purchaser under specified conditions. A forward purchaser’s decision to exercise its right to accelerate settlement will be made irrespective of our interests, including our need for capital, and the issuance of shares would result in dilution to our earnings per share.
The forward price we expect to receive upon physical settlement will be subject to adjustment on a daily basis based on a specified floating interest rate factor less a spread. If the specified floating interest rate factor is less than the applicable spread on any day, the interest rate factor will result in a daily reduction of the forward price. In addition, the forward price will be subject to decrease on certain dates by the amount per share of dividends we expect to declare on our common stock during the term of such forward sale agreement.
Except under certain circumstances and conditions, we will generally have the right, in lieu of physical settlement, to elect cash or net share settlement in respect of any or all of the shares subject to a forward sale agreement. If we elect to cash or net share settle, we expect the relevant forward purchaser or one of its affiliates to purchase shares of our common stock in secondary market transactions to unwind its hedge. If the price of our common stock at which these purchases are made exceeds the applicable forward price, we will either pay the forward purchaser an amount in cash equal to such difference or deliver to the forward purchaser a number of shares having a market value equal to such difference, and any such difference could be significant. In addition, these purchases could cause the price of our common stock to increase above the price that would have prevailed in the absence of those purchases (or prevent a decrease in such price), thereby increasing the amount of cash or the number of shares that we may owe such forward purchaser upon settlement.
If we file for or consent to bankruptcy or insolvency proceedings, or a petition is presented for our winding-up or liquidation, any forward sale agreement that is then in effect will automatically terminate and we would not receive the forward price per share in respect of any shares of our common stock not previously settled under such forward agreement.
Item 5. OTHER INFORMATION
(c) Trading Plans
During the last fiscal quarter, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as defined under Securities and Exchange Commission rules).

Item 6. EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 9, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of California Water Service Group (Exhibit 3.1 to the Current Report on Form 8-K filed June 10, 2011)

3.3	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.3 to the Quarterly Report on Form 10-Q filed July 28, 2022)

3.4	Certificate of Amendment to Amended Certificate of Incorporation of California Water Service Group (Exhibit 3.4 to the Quarterly Report on Form 10-Q filed July 27, 2023)

3.5	Amended and Restated Bylaws of California Water Service Group, as amended on February 28, 2024 (Exhibit 3.5 to the Annual Report on Form 10-K filed February 29, 2024)

4.0	The Company agrees to furnish upon request to the Securities and Exchange Commission a copy of each instrument defining the rights of holders of long-term debt of the Company.

10.1	Forward Sale Agreement, dated August 25, 2026, between California Water Service Group and Robert W. Baird & Co. Incorporated, in its capacity as a Forward Purchaser

10.2	Forward Sale Agreement, dated August 28, 2026, between California Water Service Group and Morgan Stanley & Co. LLC, in its capacity as a Forward Purchaser

10.3	Forward Sale Agreement, dated September 2, 2026, between California Water Service Group and Wells Fargo Bank, National Association, in its capacity as a Forward Purchaser

31.1	Chief Executive Officer certification of financial statements pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer certification of financial statements pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

CALIFORNIA WATER SERVICE GROUP
Registrant

October 29, 2026	By:	/s/ James P. Lynch
James P. Lynch
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)